Form 10KSB
period 1998-06-30
SCNV ACQUISITION CORP
filed 1998-10-02
CIK 1051934

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                         Commission file number: 0-29624

                             SCNV ACQUISITION CORP.
                 (Name of small business issuer in its charter)

          Delaware                                         13-3952659
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 Omer Industrial Park, P.O.B. 3026, Omer, Israel             84965
   (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (972) 7-690-0950

Securities registered under Section 12 (b) of the Exchange Act:

    Title of each class:              Name of each exchange on which registered:
           None                                  Not Applicable

Securities registered under Section 12 (g) of the Act:

  Units, each consisting of one share of Common Stock and one Class A Redeemable
   Warrant

                                (Title of class)

                                  Common Stock
                                (Title of class)

                           Class A Redeemable Warrants
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

The Issuer did not have revenues for the fiscal year ended June 30, 1998.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates was approximately $6,311,329.25 as at the close of business on September 24, 1998.

The number of shares of Common Stock outstanding as at September 24, 1998, was 2,082,088.

Documents incorporated by reference: None

                             SCNV Acquisition Corp.

                                   Form 10-KSB

                                Table of Contents
                                                                            Page
                                                                            ----

Part I

ITEM 1    Description of Business...........................................   3

ITEM 2    Description of Property...........................................   9

ITEM 3    Legal Proceedings.................................................   9

ITEM 4    Submission of Matters to a Vote of
          Security Holders..................................................   9

Part II

ITEM 5    Market for Common Equity and Related Stockholder Matters..........   9

ITEM 6    Management's Discussion and Analysis or Plan of Operation.........  10

ITEM 7    Financial Statements..............................................  13

ITEM 8    Changes in and Disagreements With
          Accountants on Accounting and Financial
          Disclosure........................................................  13

Part III

ITEM 9    Directors, Executive Officers, Promoters
          and Control Persons; Compliance with Section
          16 (a) of the Exchange Act........................................  14

ITEM 10   Executive Compensation............................................  15

ITEM 11   Security Ownership of Certain Beneficial Owners and Management....  17

ITEM 12   Certain Relationships and Related Transactions....................  18

ITEM 13   Exhibits and Reports on Form 8-K..................................  19

Part I.

ITEM 1.  Description of the Business

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements made by or on the behalf of the Company. These risks, uncertainties and factors include, but are not limited to, those relating to the Company's growth strategy, the ability to hire and retain key personnel, uncertainty of feasibility of the Company's technologies and product development, uncertainty of market acceptance of the Company's technologies, the acquisition of Solmecs Corporation N.V. and its subsidiary, relationships with and dependence on third-party equipment manufacturers and suppliers, uncertainties relating to business and economic conditions in markets in which the Company operates, uncertainties relating to government and regulatory policies and other political risks, expansion and other activities of competitors, protection of patents and other proprietary rights and the general condition of the economy and its effect on the securities markets. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date the statement was made.

General

SCNV Acquisition Corp., a Delaware corporation (the "Company") incorporated on May 19, 1997, was organized to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. Since its inception the Company has been engaged principally in organizational activities, including developing a business plan, matters directly related to the initial public offering of its securities and the acquisition of an Israel based company (as described below), in furtherance of its business objectives. To a lesser extent, the Company may seek to develop technologies invented by scientists from other countries.

Initial Public Offering and Acquisition of Solmecs Corporation N.V.

On July 8, 1998, the Company consummated an initial public offering (the "Public Offering") of 1,041,044 units (the "Units") each Unit consisting of one share of common stock, $.01 par value per share, of the Company (the "Common Stock") and one Class A redeemable Common Stock purchase warrant (the "Warrants") for net proceeds to the Company of approximately $4,600,000. Contemporaneous with the consummation of the Public Offering, the Company acquired, in a tax free stock-for-stock transaction (the "Acquisition"), all of the issued and outstanding capital stock of Solmecs Corporation, N.V. ("Solmecs"), a
Netherlands Antilles company and its wholly-owned subsidiary Solmecs (Israel) Ltd. ("SIL"), the operations of which are located in Israel. (Unless the context otherwise requires, Solmecs and SIL shall be referred to herein as the "Company" or "SCNV".)

Solmecs was organized in 1980 to engage in the research, development and commercialization of high energy, low pollution products in the energy conversion and conservation fields. From 1980 until the mid- 1990's Solmecs was primarily engaged in the development of Liquid Metal Magnetohydrodynamics ("LMMHD") energy conversion technology, a process developed approximately 20 years ago by Professor Herman Branover, a Soviet emigre to Israel who is the President and a director of the Company.

Strategy

The Company's strategy is to identify and exploit innovative technologies which represent advances over existing products and technologies.

The Company intends to implement a four-step process with respect to the development of proprietary technologies which it has identified for exploitation. Initially the Company, through its scientific, engineering and administrative personnel, will seek to identify and analyze a number of proposed advanced technologies with potential commercial viability. The Company will then assess the costs of further research and development (including the building and testing of prototypes, if required) and seek to obtain intellectual property rights in viable technologies. Upon the establishment of the commercial viability of certain technologies, the Company will develop a business plan detailing the exploitation of such technologies from the research and development phase through product commercialization, develop and, in some instances, implement financing strategies to further such business plan, and suggest and, in some cases, assemble a team of scientists and engineers most suitable for implementation of such business plan. Upon completion of the business development plan for each project, the Company may seek to manufacture (directly or through contractors) and market (directly or through distributors) the project itself, enter into strategic alliances for such commercialization, or sell or license the proprietary information and know-how to a third party in consideration of technology transfer or license fees.

Technologies Currently Developed by Solmecs

The Company intends to concentrate on the further development and/or commercialization of a number of technologies identified by Solmecs for exploitation, including technologies that have begun to be commercialized as well as technologies that the Company believes are ready for commercialization in the near future. Initially, the Company intends to pursue the commercial development of: (i) monocrystals and (ii) photo-voltaic cells for use in the conversion of solar energy.

o Monocrystals. Solmecs, in cooperation with a scientist in Russia, has identified a potential use of MHD phenomena in the growth of monocrystals, which are among the critical compnents of the electronic chip industry. The Company believes that the application of MHD methods in the production of these monocrystals will result in monocrystals of large size with fewer imperfections and thus a greater yield of usable material than standard methods of production. It is believed that this will substantially increase the commercial value of such monocrystals. The Company intends to apply this method initially to monocrystals of silicon and subsequently to monocrystals of gallium-arsenide and cadmium-telluride, which the Company believes may serve as alternatives to silicon chips (chips based on monocrystals of silicon) in the computer and electronics industries. This process is still in the development stage and it has not yet been the subject of a patent application. The process is owned by the aforesaid scientist who currently resides in Russia and certain executives of the Company have a close relationship with him. The Company believes that this process, with respect to monocrystals of silicon, will not be ready for industrial application for at least one year, and, with respect to monocrystals of gallium-arsenice and cadmium-telluride, will not be ready for industrial application for at least two years.

     The Company has identified equipment required for the commercialization of monocrystals and has commenced negotiations with potential manufacturers. Initally, the Company intends to purchase two systems for growing silicon monocrystals and anticipates that it will modify the purchased equipment in order to apply the MHD methods to the growth process.

o    Advanced  Double-sided   photo-voltaic  cells.  Solmecs  has  identified  a
     technology developed by Russian scientists working in the space and military industries of the former Soviet Union that provides for reliable solar panels that are more efficient than those currently available in the market. These panels involve double-sided photovoltaic cells, allowing more surface area to receive the reflection of solar energy, including solar energy that is reflected back from the ground, and result in approximately 30% more power. The unit also involves less space and fewer panels than currently available technology.

     In February 1998, Solmecs, through its subsidiary SIL, entered into an arrangement with a Russian manufacturer pursuant to which Solmecs acts as the exclusive distributor of such manufacturer's photovoltaic cells in Israel. This arrangement is scheduled to continue through the end of 1998 at which time the parties will renegotiate the terms of the arrangement.

     Solmecs had limited sales of photovoltaic cells during the fiscal year ended June 30, 1998.

     The Company has commenced negotiations for the purchase of photo-voltaic cell equipment and technology from a company in Russia, formerly a supplier of Russian made space stations, including Mir, and intends to establish a complete production line in Israel which may utilize silicon monocrystals. The Company will be required to negotiate a license to allow it to produce these photo-voltaic cells in Israel. No assurance can be given that the Company will be able to enter into any such arrangement.

Another technology which is at or near the commercialization stage which the Company may pursue for further development in the future is the solar/electric hot water tank control/display system developed by Solmecs, the system is comprised of a gauge and display to indicate the amount of hot water in a hot water tank, which is especially useful for solar and electrical hot water tanks. This new system provides the user with accurate information on the amount of hot water left for use in the domestic hot water tank and allows the user to remotely control the operation of the water heating system, whether it uses electricity or solar power. The device displays the necessary information such as the number of standard showers available in the tank and the user is able to fix the desired number of showers he wants to keep in the system at time intervals he chooses. Thus, the device will help to avoid unnecessary waste of energy and will allow a comfortable use of the water heating system. The Company estimates that the hot water tank display and control system will provide approximately 40% savings of electrical energy. This technology is currently ready for manufacture. Solmecs is currently in the process of selecting a partner for a joint venture.

In a market survey performed on behalf of Solmecs by independent consultants in France, manufacturers of hot water tanks (electrical and solar) that are potential customers for the control and display system responded favorably. In a market survey performed on behalf of Solmecs by independent consultants in Israel, consumers that are potential end-user customers responded favorably.

Solmecs has manufactured two prototypes of the control/display system through a subcontracting arrangement with an Israeli firm and has entered into discussions with two European based hot water tank manufacturers for possible insertion of the control/display system into next generation boiler and hot water tank systems.

Solmecs has agreed to pay the inventor of technology incorporated in its hot water tank control and display systems certain royalties with respect to sales of products incorporating such technology and/or the sale or licensing of such technology.

Neither Solmecs nor the Company has begun to commercially produce the hot water tank control/display system. Consequently there have been no sales of the system through June 30, 1998.

Furthermore, after testing market feasability, the Company has determined not to pursue further development of the plasma-chemically treated rubber gasket technology at this time.

LMMHD Energy Conversion Technology

Solmecs is currently involved in further advancement and perfection of LMMHD energy conversion technology. This technology is distinctive from conventional energy producing steam turbo-generator technology in which steam, produced in a boiler, propels a turbine which in turn forces the rotation of an electrical generator. Although the LMMHD process also employs the use of steam, in LMMHD power technology the steam is used to accelerate a stream of molten metal across a magnetic field which leads to the generation of electricity. This process does not require the use of moving or rotating mechanical machinery but utilizes an assembly of hermetically sealed pipes in which the energy conversion process occurs. The Company believes the process and technology to be reliable and require only a marginal amount of maintenance, and anticipates commercially developed systems to have a long life span.

Solmecs has constructed and completed several pilot plants utilizing the LMMHD energy conversion technology and has developed an engineering design and a universal computer code for the calculation, design and optimization for each specific application of the LMMHD energy conversion system. The Company intends to further engage in the improvement of the LMMHD system.

Although the LMMHD power technology has been in development since the late 1970's it has not yet reached commercialization. In order to achieve commercialization of such technology, the Company will be required to build a commercial scale demonstration plant, which will involve a significant capital expenditure. The Company intends to commence building such a plant within the next few years, provided that it will be able to obtain the necessary funds for such project.

Future Technologies

The Company has identified various Solmecs and non-Solmecs technologies, some of which involve LMMHD technology, for potential acquisition and development in the future. These technologies include, among others, new types of energy efficient centrifugal pumps for chemical and other industries; new methods of prediction of dispersion of contaminants in the atmosphere; extraction of carbon-dioxide from combustion gases; enhancement of boiler efficiency and productivity and treatment of fertilizer to remove infectious bacteria.

There can be no assurance that the Company will be able to obtain the necessary rights to exploit the foregoing technologies or that any such technologies will prove technologically or commercially viable.

Consulting Services

Solmecs recently developed a pumping system based on a conductive MHD pump for use in magnesium handling for the Israeli Dead Sea Works Industry ("Dead Sea Works"). The system is currently installed at Dead Sea Works as a demonstration system and is operated and supported by Solmecs. The system is currently in early stages of operation tests. In the event this system proves to be effective, the Company expects to provide additional systems to Dead Sea Works and to use the current system as a demonstration site for marketing the system to other companies. In February 1998, Solmecs was approached by an entity affiliated with the Nuclear Center of United Europe ("CERN") to provide its expertise in molten lead energy conversion in connection with the development by CERN of a safe nuclear power plant which will generate power from the burning of nuclear waste. Thereafter, Solmecs and such affiliate entered into an agreement whereby Solmecs provided CERN with data on LMMHD related technology for possible use in connection with the proposed power plant. Disposal of nuclear waste produced by nuclear power stations is regarded as one of the most acute concerns of the energy industry. The method developed by CERN employs a process by which nuclear waste is destroyed, thereby avoiding the necessity of disposal, and electricity is generated. The CERN system entails a flux of accelerated protons hitting a molten lead target and causing neutron emission directed on rods made from highly radioactive nuclear waste. Ultimately, the generated thermal energy is absorbed by the molten lead and converted to electricity. Solmecs has suggested that the hot lead be directed into an LMMHD electricity generating device of the type developed by Solmecs.

Intellectual Property

Solmecs currently owns five Israeli patents relating to the LMMHD technology. All of such patents have corresponding patents registered in the United States (one in the name of Ben-Gurion University of the

Negev Research and Development Authority), and a number of such patents have corresponding patents registered in one or more other countries, including Australia, Canada, France, Germany, Great Britain, Italy and Japan. In addition, Solmecs owns a United States patent, not registered elsewhere, relating to the LMMHD technology, and an Israeli patent, not registered elsewhere, relating to a device for voltage conversion which can be used in conjunction with the LMMHD technology. Three of such patents expire during the next five years, beginning in April 1999. The Company does not believe that the expiration of such patents will have a material adverse effect on the Company's business; however, no assurance can be given in that regard.

Pursuant to an agreement  dated November 5, 1981,  between  Solmecs,  Ben-Gurion
University and B.G. Negev Technology and Applications Ltd. ("BGU"), Solmecs is conducting research and development projects on the campus of Ben-Gurion University in consideration for a fee for the use of the facilities. Solmecs owns the patents connected with these projects and agreed to pay royalties to BGU at the rate of 1.725% on sales of products and at the rate of 11.5% on income from licensing fees. Solmecs also agreed to assume the obligation of BGU to pay royalties to the Ministry of National Infrastructure of the State of Israel on products developed from these research and development projects for its participation in the research and development costs of BGU. The royalties are to be paid at the rate of 1% on sales of products and at the rate of 5% on income from licensing fees. As of June 30, 1998, this liability amounted to approximately $321,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is required to pay royalties to the Ministry of National Infrastructure at a reduced rate of .3% on sales of products and at the rate of 2% on income from licensing fees. As of June 30, 1998, there were no sales or income on which royalties were payable to BGU or the Ministry of National Infrastructure.

In March 1991, Solmecs entered into an agreement with International Lead Zinc Research Organization, Inc. ("ILZRO") pursuant to which ILZRO funded certain research of Solmecs and Solmecs agreed to pay a fee to ILZRO with respect to any lead used in future production by Solmecs, up to a maximum of $1,864,000. As of June 30, 1998, Solmecs has not used any lead with respect to which it is required to pay such fee.

From 1981 to 1991, Solmecs received from the Office of the Chief Scientist of the Ministry of Industry and Commerce of the Government of Israel (the "OCS"), $2,274,420 in grants towards the cost of a research and development project relating to LMMHD energy conversion technology. Under the terms of Israeli
Government participation, a royalty of 2% to 3% of the net sales of, or licensing revenues from, products developed from a project funded by the OCS must be paid, beginning with commencement of sales of products developed with grant funds and ending when 100% to 150% of the grant is repaid. The terms of Israeli Government participation also require that the manufacturing of products developed with Government grants be performed in Israel, unless a special approval has been granted. Such approval, if given, is generally made subject to an increase in the maximum amount of royalties that must be repaid. Separate Israeli Government consent is required to transfer to third parties technologies developed through projects in which the Government participates. Such restrictions do not apply to exports from Israel of products developed with such technologies. Solmecs has not yet commenced marketing of products developed through funds granted by the OCS. Accordingly, no royalties have been paid through June 30, 1998.

Competition

The products that will be based on the Company's technologies will likely be used in highly competitive industries. Numerous domestic and foreign companies are seeking to research, develop and commercialize technologies similar to those of the Company, many of which have greater name recognition and financial, technical, marketing, personnel and research capabilities than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and applications that are more cost effective, or have fewer limitations than, or have other advantages as compared to, the Company's technologies. The markets for the technologies and products to be developed or acquired by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product lifecycles. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace, directly or through strategic partners, in a timely manner its proposed products and technologies, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technologies. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technologies obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technologies or adapt them satisfactorily.

The Company believes that Solmecs is the only commercial company engaged in the development of LMMHD generator systems. However, the Company believes that the competition in the worldwide market for energy conversion systems is intense and the Company may encounter substantial competition from other companies engaged in the development of competing energy conversion systems which companies may have grater name recognition and financial, technical, marketing, personnel and research capabilities than the Company.

There can be no assurance that other companies are not dedicated to identifying, obtaining and developing technologies of Russian scientists and engineers currently residing in Israel. Any such competitors may have greater financial, technical, marketing, personnel and other resources than the Company.

Employees

As of June 30, 1998, Solmecs had eight full-time employees and five part-time employees, including four administrative and executive personnel, two full-time and one part-time senior scientists, two full-time and one part-time engineers and technicians and three part-time support personnel. The Company anticipates hiring one senior scientist, one engineer/technician and one marketing specialist in each of the next two fiscal years. Solmecs believes that it has satisfactory labor relations with its employees and has never experienced work stoppage.

Certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists' Associations) are applicable to Solmecs' employees by order of the Israeli Ministry of Labor. These provisions concern principally the length of the work day, minimum daily wages for professional workers, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay, and other conditions of employment. Solmecs generally provides its employees with benefits and working conditions beyond the required minimums.

Israeli law generally requires severance pay, which may be funded by Managers' Insurance described below, upon the retirement or death of an employee or termination of employment without cause (as defined in the law). The payments pursuant thereto amount to approximately 8.33% of wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute, which is similar to the United states Social Security Administration. Such amounts also include payments by the employee for national health insurance. The total payments to the National Insurance Institute are equal to approximately 14.6% of the wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34%.

A general practice followed by Solmecs and, subsequent to the Acquisition, to be continued by the Company, although not legally required, is the contribution of funds on behalf of most of its employees to a fund known as "Managers' Insurance." This fund provides a combination of savings plan, insurance and severance pay benefits to the employee, giving the employee payments upon retirement or death and securing the severance pay, if legally entitled, upon termination of employment. The employer decides whether each employee is entitled to participate in the plan, and each employee who agrees to participate contributes 5% of his salary and the employer contributes an amount equal to between 13.3% and 15.8% of the employee's salary.

The Company's success will be dependent to a large degree on its ability to retain the services of key personnel and to attract additional qualified personnel in the future. Competition for such personnel is intense. There can be no assurance that the Company will be able to attract, assimilate or retain key personnel in the future and the failure of the Company to do so would have a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 2.  Description of Property

Solmecs no longer maintains office space on the campus of Ben Gurion University. Solmecs, however, has been permitted to utilize the laboratory facilities and to access the LMMHD pilot plants, which are maintained on the campus of Ben Gurion University, free of charge.

Solmecs occupies certain laboratory and office space in Omer Industrial Park, Israel (near Beer-Sheva) pursuant to a two-year lease expiring in November 1999 with a renewal option for an additional three-year period, at an annual rent of approximately $41,000.

ITEM 3. Legal Proceedings

No legal proceedings are currently pending against the Company.

ITEM 4. Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's security holders during the year ended June 30, 1998.

Part II

ITEM 5. Market for Common Equity and Related Stockholder Matters

The Company's Units, Common Stock and Warrants, are traded on the OTC Electronic Bulletin Board under the symbols SAQCU, SAQC and SAQCW, respectively. The Company's Registration Statement (SEC File No. 333-43955) registering the Units, Common Stock and Warrants was declared effective by the Securities and Exchange Commission on June 29, 1998 and trading in the Units commenced on June 30, 1998, the final day of the Company's fiscal year. The Common Stock and Warrants were detached from the Units and became separately transferrable on September 29, 1998. The Units were offered and sold to the public at $5.75 per Unit. The high and low quotations expressed below reflect the quotations for the one day (June 30, 1998) on which trading in the Units took place and constitute quotations among dealers and do not reflect retail mark-ups, markdowns, or commissions, and may not represent actual retail transactions:

Year Ended June 30, 1998              High           Low
------------------------              -----         -----
Fourth Quarter                        $6.00         $6.00

As of September 24, 1998 there were 2,082,088 shares of Common Stock outstanding and held of record by approximately 5 stockholders.

The payment of dividends on the Company's common stock is within the discretion of the Company's Board of Directors. To date, the Company has not paid any dividends on its common stock, and does not expect to pay any dividends in the foreseeable future. The Company intends to retain all earnings for use in the Company's operations.

The securities (1,041,044 Units, each Unit consisting of one share of Common Stock and one Warrant exercisable to purchase one share of Common Stock) registered in the Public Offering were offered and sold on behalf of the Company by Patterson Travis, Inc., the underwriter ("Underwriter") of the Public Offering, resulting in gross proceeds to the Company of approximately $5,986,000. The Company incurred the following expenses in connection with the Public Offering: (i) underwriting discounts and commissions of approximately $598,600; (ii) non-accountable expenses to the Underwriter of approximately $179,600; and (iii) other expenses including, but not limited to, legal, accounting and printing expenses of approximately $640,000.

From the effective date of the Company's registration statement on June 29, 1998 until the end of the Company's fiscal year on June 30, 1998, the Company did not use any of the net proceeds from the Public Offering. Thereafter, on July 8, 1998 (the closing date of the Public Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of August 31, 1998 the Company has applied the balance of net proceeds from the Public Offering as follows: (i) approximately $19,000 to market research and marketing activities; (ii) approximately $80,500 to research and development; (iii) approximately $60,000 to repayment of a short term, non interest-bearing loan incurred after March 31, 1998; (iv) approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; and (v) approximately $90,200 to working capital and general corporation purposes.

The Company did not sell any unregistered securities during the fiscal year ended June 30, 1998. On July 8, 1998, contemporaneous with the closing of the Public Offering, the Company acquired in a tax free stock-for-stock transaction, all of the issued and outstanding capital stock of Solmecs and its subsidiary SIL from Bayou International Ltd. ("Bayou") and issued to Bayou 499,701 shares of unregistered Common Stock of the Company.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

General

The Company was organized to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. In furtherance of this goal, the Company acquired Solmecs N.V., a Netherlands Antilles company, the operations of which are located in Israel, which owns certain technologies developed by such scientists in the past and actively seeks to identify such technologies for exploitation. The technologies of Solmecs and technologies identified by Solmecs for exploitation are in various stages of development and include technologies that have begun to be commercialized as well as technologies that the Company believes are ready for commercialization in the near future. The Company itself was organized in May 1997 and, since its inception, the Company has been engaged principally in organizational activities, including developing a business plan, matters related to the Public Offering and negotiating an agreement relating to the Acquisition. As of June 30, 1998, the Company did not have any operations.

The Company expects to manufacture and market certain technologies which have been identified by Solmecs and shown to be commercially viable, such as hot water tank display control systems, photovoltaic cells and plasma chemically treated extra smooth rubber gaskets. The Company further intends to offer its engineering services to industry and research institutions in the fields of LMMHD power technology and liquid metal engineering. To date, Solmecs has not generated significant revenues and the Company does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully commercializes one or more of Solmecs' existing or future technologies or sells proprietary rights relating to one or more of Solmecs' existing or future technologies. Although the LMMHD power technology has been in development since the late 1970's, it has not yet reached commercialization. In order to achieve commercialization of such technology, the Company will be required to build a commercial scale demonstration plant, which will require a significant capital expenditure. The Company intends to commence building such a plant within the next few years, provided that it will be able to obtain the necessary funds for such project. Solmecs has incurred significant losses since its inception, resulting in an accumulated deficit of $14,222,626 at June 30, 1998. The rate of loss is expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of its technologies to support its operations.

The Company intends to implement a four-step process with respect to the development of proprietary technologies which it has identified for exploitation. Initially the Company, through its scientific, engineering and administrative personnel, will seek to identify and analyze a number of proposed advanced technologies with potential commercial viability. The Company will then assess the costs of further research and development (including the building and testing of prototypes, if indicated), seek to obtain intellectual property rights in viable technologies, develop a business plan detailing the exploitation of such technologies from the research and development phase through product commercialization, develop and, in some instances, implement financing strategies to further such business plan, and suggest and, in some cases, assemble a team of scientists and engineers most suitable for implementation of such business plan. Upon completion of the business development plan for each project, the Company may seek to manufacture and market the project itself, enter into strategic alliances for such commercialization, or sell or license the proprietary information and know-how to third parties in consideration of technology transfer or license fees.

Completion of the research, development and commercialization of the Company's technologies or any potential application of such technologies will require significant additional effort, resources and time, including funding substantially greater than the proceeds otherwise currently available to the Company. Such research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of the funds allocated to complete such development, which could result in delay of research or development or substantial change or abandonment of research and development activities.

Results of Operations of Solmecs

The consolidated statements of income and other financial and operating data contained elsewhere herein and the consolidated balance sheet and financial results have been reflected in U.S. dollars unless otherwise stated.

Fiscal Year Ended June 30, 1998 Compared with Fiscal Year Ended June 30, 1997

Total Revenues. Total revenues were essentially unchanged, at $57,910 for the fiscal year ended June 30, 1998, compared to $57,276 for the fiscal year ended June 30, 1997. The decrease in sales of photovoltaic cells and panels was offset by the income generated by the Dead Sea Works and CERN projects.

Research and Development Costs and Cost of Contract Services Performed by Subcontractors. Research, development and contract services costs increased by $19,462 or 7% to $295,721 for the fiscal year ended June 30, 1998, compared to $276,259 for the fiscal year ended June 30, 1997. The increase is due to (i) the retention of subcontractors in connection with the "Dead Sea Works" Project,
(ii) the increase in consultants for new projects' feasibility testing and (iii) the increase in fees associated with the leasing of new facilities in Omer Industrial Park. Such increase was partially offset from reimbursement by a Norwegian company of expenses incurred by the Company in connection with preliminary research performed on carbon dioxide extraction processes pursuant to a joint venture letter of intent.

Cost of Merchandise Purchased. Costs of merchandise purchased decreased by $40,448 or 83% to $8,190 for the fiscal year ended June 30, 1998, from $48,638 for the fiscal year ended June 30, 1997. The decrease is attributable to the decrease in sales of photovoltaic cells and panels.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $140,819 or 54% to $404,038 for the fiscal year ended June 30, 1998, from $263,219 for the fiscal year ended June 30, 1997. This increase was primarily attributable to (i) foreign travel related to investigating market feasibility of new products and technologies; (ii) salaries and related expenses resulting from an allocation of personnel to marketing positions as a part of Solmecs' efforts to improve sales of commercially viable technologies; (iii) professional fees associated with services rendered to Solmecs; and (iv) fees associated with the leasing of new facilities in Omer Industrial Park.

Operating Loss. Operating Loss increased by $119,199 or 22% to $650,039 for the fiscal year ended June 30, 1998 from $530,840 for the fiscal year ended June 30, 1997. The increase in operating loss is attributable to an increase in expenses as set forth above.

Financing Expenses, Net. Financing expenses of $419,711 for the fiscal year ended June 30, 1998, and $390,484 for the fiscal year ended June 30, 1997 primarily related to the charge for the imputed interest, at a rate of 8%, in connection with the loan from its parent company. The difference of $29,227 is attributable to (i) an increase in interest resulting from an increase in principal of the loan from the parent company, and (ii) the interest paid on short term borrowing.

Net Loss. As a result of the foregoing, net loss increased by $148,426 or 16%, to $1,069,750 for the fiscal year ended June 30, 1998 from $921,324 for the fiscal year ended June 30, 1997.

Liquidity and Capital Resources

As of June 30,  1998,  Solmecs  had a working  capital  deficit of  $738,370,  a stockholders' deficiency of $5,927,671 and an accumulated deficit of $14,222,626. The aforesaid stockholders' deficiency was chiefly due to indebtedness of Solmecs to its parent company, Bayou, in the amount of $5,082,897, which indebtedness was forgiven prior to the consummation of the Acquisition.

As of June 30, 1998 the Company had a pro forma, as adjusted, working capital of $3,867,105 and stockholders' equity of $3,760,701. The foregoing pro forma, as adjusted, information gives effect to the following: (i) the Acquisition; (ii) the forgiveness by Bayou of a loan to Solmecs of $5,082,897; (iii) the one-time write-off of acquired research and development in process of $3,718,054; (iv) the return of Bayou's shares held by Solmecs, which amounted to $500,000; (v) the payment of approximately $120,000 to officers in accordance with employment agreements; (vi) the elimination of imputed interest on the forgiven Bayou loan;
(vii) the Public Offering resulting in net proceeds to the Company of approximately $4,600,000; and (viii) the repayment of indebtedness in the amount of $451,300.

During the period from inception through June 30, 1998, Batei Sefer Limlacha, a principal stockholder of the Company, loaned to the Company $110,108 for working capital purposes and agreed that such loans were to become due and payable on the earlier of December 31, 1998 or the consummation of certain types of transactions, including the Public Offering. Such loans were unsecured and were interest free except in the event of default by Solmecs.

During the period from September 1997 through June 30, 1998, Batei Sefer Limlacha loaned to Solmecs $375,000 for working capital purposes and agreed with Solmecs that such loans were to become due and payable on earlier of June 30, 1998 or the consummation of certain types of transactions, including the Acquisition. Such loans were unsecured and bore interest at the rate of 8% per annum. On June 23, 1998 Batei Sefer Limlacha agreed to extend the term of the loans through the earlier of July 31, 1998 or the consummation of certain types of transactions, including the Public Offering.

The loans from Batei Sefer Limlacha were repaid in full by the Company on July 8, 1998.

In April, 1998, Solmecs (Israel) Ltd. obtained a line of credit facility of approximately $270,000 from an Israeli bank allowing for overdraft for working capital purposes. The line of credit facility is secured by a fixed charge on Solmecs (Israel) Ltd.'s uncalled share capital and goodwill and a floating charge on all of its present and future acquired property and rights. As of June 30, 1998, Solmecs (Israel) Ltd. had drawn approximately $182,000 under the line of credit facility.

In April, 1998, Solmecs obtained a loan of $60,000 from an unrelated third party. The loan did not bear interest and was repaid on the consummation of the Public Offering.

On July 8, 1998 the Company consummated the Public Offering of 1,041,044 Units consisting of Common Stock and Warrants for net proceeds to the Company of approximately $4,600,000 after expenses of the offering.

The Company's capital requirements will be significant. The Company is dependent upon the proceeds of the Public Offering to finance the operations of the Company, including the costs of market research and marketing activities, continued research and development efforts, establishing manufacturing capabilities and the acquisition of intellectual property rights. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding the timing and progress of the Company's technologies), that the net proceeds of the Public Offering will be sufficient to satisfy the Company's contemplated cash requirements for at least 12 months following the consummation of the Public Offering. In the event that the Company's plans change, its assumptions change or prove inaccurate, or if the proceeds of the Public Offering prove to be insufficient to fund operations, the Company could be required to seek additional financing. Based on the results of preliminary assessment activity to be performed on several potential projects identified or to be identified by the Company, the Company intends to engage in research and development of two such projects in the first year and four projects in the second year (which may include an additional years work on all or both of the projects from the first year) and believes that a number of such projects will enter the commercialization stage during such two-year period. Completion of the research, development and commercialization of the Company's technologies or any potential application of such technologies will require significant additional effort, resources and time including funding substantially greater than the proceeds of the Public Offering and otherwise currently available to the Company. Moreover, the proceeds received in the Public Offering may be insufficient to satisfy the scheduled projects, requiring the Company to seek additional financing. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Inflation

In the 1990's the economy of Israel experienced significant expansion. During calendar years 1992 through 1997, Israel's gross domestic product ("GDP") increased by 6.2%, 6.7%, 3.4%, 6.5%, 6.8% and 2.1% (estimated), respectively. The Israeli Government's monetary policy contributed to relative price and exchange rate stability during most of these years despite fluctuating rates of economic growth and a high rate of unemployment. The inflation rate for 1994, 1995, 1996 and 1997 was 14.5%, 8.1%, 10.6% and 7.0%, respectively. Although during 1997 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel, for the several years preceding 1997 the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar.

Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. In response to these problems, the Israeli Government has intervened in various sectors of the economy, employing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and controls of wages, prices and foreign currency exchange rates. The Israeli Government frequently has changed its policies in all these areas.

ITEM 7. Financial Statements

The  Consolidated  Financial  Statements of the Company appear herein  following
Item 13 below.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended June 30, 1998.

Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The table below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

Name                        Age  Position
----                        ---  --------
Emmanuel Althaus            52   Chairman of the Board of Directors

Professor Herman Branover   66   President, Chief Executive Officer and Director

Dr. Shaul Lesin             44   Executive Vice President and Secretary

Jacline Bavli               44   Chief Financial Officer

Mr. Althaus has served as Chairman of the Board of Directors of the Company since May 1997. He was Vice President and Director of Bayou from March 1990 through November 1996, and is a Director of Solmecs. Since 1986, Mr. Althaus has been principally employed as Executive Director of National Diversified Industries (Australia) Pty Ltd., a company that provides administrative services to public companies. He serves on the board of directors of Golden Triangle Resources N.L. (of which he is Chairman and Managing Director) and Allegiance Mining N.L., each of which is a company engaged in mineral exploration the stock of which is listed on the Australian Stock Exchange.

Professor Branover has served as President, Chief Executive and a director of the Company since May 1997 and as Scientific Director of Solmecs (Israel) Ltd. since 1980. He served as Executive Vice President and Director of Bayou from May 1989 until 1993. He has been principally employed as head of the Center for MHD Studies of Ben Gurion University since 1981 and as the Lady Davis Professor of Magnetohydrodynamics at Ben Gurion University since 1978. Professor Branover received a Ph.D in Technical Sciences from Moscow Aviation Institute in 1962 and a Doctor of Sciences Degree in Physics and Mathematics from Leningrad Polytechnical Institute in 1969. He was also, for a number of years, an Adjunct Professor of applied sciences at New York University and served as a visiting researcher at Argonne National Laboratory in Chicago. Professor Branover has also served as a director of the Joint Israeli Russian Laboratory for Energy Research since 1991. He currently serves as an Advisor to Israel's Prime Minister on immigrant employment and on the use of Russian technologies in Israel. Professor Branover founded two Israeli high-tech companies, Ontec, Inc., in 1991, located in Beer Sheva, and Satec, Inc., in 1987, located in Jerusalem, both of which have developed commercially viable products for sale in several foreign countries. Professor Branover is no longer affiliated with either of those companies.

Dr. Lesin has served as Executive Vice President of the Company since May 1997. Dr. Lesin has held various positions with Solmecs (Israel) Ltd. since 1980, most recently serving as Chief Executive Manager. Dr. Lesin also served as the Deputy Director of the Joint Israeli Russian Laboratory for Energy Research since 1991, and as a member of the Board of the Center for MHD Studies of Ben Gurion University since 1986. He received his Ph.D in Mechanical Engineering from Ben Gurion University in 1993.

Ms. Bavli has served as Chief Financial Officer of the Company since May 1997. Prior thereto since 1996, she served as Financial and Marketing Manager of Solmecs (Israel) Ltd. From 1995 to 1996, Ms. Bavli engaged in the private practice of accounting. From 1990 until 1995, Ms. Bavli held various positions with Kibbutz Magen, Israel, most recently serving as its Deputy Treasurer.

The Company's directors are elected at the annual meeting of stockholders to hold office until the annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified.

Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Patterson Travis, Inc., the Underwriter of the Company's securities in the Public Offering has the right to designate one member to the Company's board of directors for a period ending June 29, 2001. The Acquisition Agreement executed in connection with the Acquisition provided that the initial directors of the Company after the Acquisition would consist of five directors including
Professor Branover and Mr. Althaus as well as a designee of Batei Sefer Limlacha, one of the Company's principal stockholders, and a designee of the Underwriter as described immediately above. The fifth director would be appointed by the Company's board of directors. Neither the Underwriter nor Batei Sefer Limlacha has indicated a designee to date.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended June 30, 1998, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with except that Forms 3 for the officers and directors of the Company were filed one day after the effective date of the Company's registration under the Securities Exchange Act and a Form 3 for Batei Sefer Limlacha reporting its percentage ownership of the Company's Common Stock was filed three days after the effective date of the Company's registration under the Securities Exchange Act.

ITEM 10. Executive Compensation

Officers Salaries

The following table sets forth the cost of compensation paid to Professor Herman Branover, the Company's Chief Executive Officer, by Solmecs, in his capacity as Scientific Director of Solmecs, for the fiscal years ended June 30, 1996, 1997 and 1998. No executive officer of the Company received aggregate compensation and bonuses which exceeded $100,000 during such years.

Cost of Compensation Summary Table

                                                                                                               Long-Term
                                                               Annual Compensation                     Compensation Awards($)(1)
                                                    ------------------------------------------       ---------------------------
                                                                                                                      Securities
                                                                                  Other Annual       Restricted       Underlying
                                      Fiscal        Salary                        Compensation         Stock           Options/
Name and Principal Position            Year         ($)(2)        Bonus($)            ($)              Award            SARs(#)
---------------------------            ----         ------        --------            ---              -----            -------

Professor Herman Branover,
Chief Executive Officer..........      1996        $40,835          $ --             $ --               --                 --
                                       1997         62,361
                                       1998         57,780

----------
(1) The Company did not have any long-term incentive or option plans during the fiscal years ended June 30, 1996 or 1997. The Company adopted its 1997 Stock Option Plan in December 1997. To date no options have been granted pursuant to such plan.

(2) During the fiscal years ended June 30, 1996, 1997 and 1998, the Company paid an automobile allowance to Professor Branover in the amount of approximately $5,500, $8,200 and $6,900, respectively.

Employment Agreements

On July 8, 1998 Solmecs entered into employment agreements with Professor Herman Branover, Dr. Shaul Lesin and Jacline Bavli, the Company's President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, which provide for annual base compensation of $98,400, $98,400 and $39,600, respectively, payable in NIS in accordance with the rate of exchange into U.S. dollars in effect on the date of payment. The base compensation may be increased from time to time by the Board of Directors in its sole discretion. In addition, Solmecs will contribute on behalf of each employee an amount equal to 15.8% of such employee's salary to a fund known as "Manager's Insurance" and 7.5% of such employee's salary to a fund known as "Education Fund." See "Business -- Employees."

Solmecs has agreed to provide Messrs. Branover and Lesin with an automobile and a cellular phone during the term of their employment for which Solmecs shall pay all expenses. Solmecs has also agreed to pay the costs associated with maintaining a telephone line in their homes during the course of their employment with the Company.

Each of the employment agreements contains a confidentiality provision preventing the employees from disclosing, during the terms of their respective employment agreements and at any time following the termination of their employment, any proprietary information of the Company without the Company's consent. Further, each of the employment agreements contains a provision that such employee will not directly or indirectly compete or engage in a business competitive with the Company or solicit the employees or consultants of the Company for employment in a business in competition with the Company, during the term of the employment agreement and for a period of one year thereafter.

Pursuant to the terms of the employment agreements the Company has agreed to indemnify the employee for any claim or liability arising from such employee's good faith fulfillment of his employment obligations provided that the employee:
(i) provides the Company with timely  written  notice of the claim or liability;
(ii) cooperates with the Company in the defense of the claim and (iii) allows the Company to control defense of the claim.

The employment agreements for Messrs. Branover and Lesin provide that in the event of termination other than "for cause" or as a result of a continuing disability (as defined in the employment agreements) the employee shall be entitled to: (i) an adjustment grant equal to three months base salary payable in three equal monthly installments beginning on the first day of the month following the date of termination; (ii) an additional payment of one month's base salary for each year in which employee was employed; and (iii) the use of an automobile and cellular phone for a period of three months following termination. The Company may not terminate an employee "for cause" unless it has given the employee (i) written notice of the basis for termination, and (ii) at least 30 days to cure the basis for such cause.

Liability Insurance

The Company intends to procure and maintain a policy of insurance under which the directors and officers of the Company will be insured, subject to the limits of the policy, against certain losses arising from claims made against such directors and officers by reason of any acts or omissions covered under such policy in their respective capacities as directors or officers, including liabilities under the Securities Act.

1997 Stock Option Plan

In December 1997, the Board of Directors and stockholders of the Company adopted the 1997 Stock Option Plan (the "Plan"), pursuant to which 200,000 shares of Common Stock are reserved for issuance upon exercise of options. The Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

The Company's Board of Directors, or a committee thereof, administers the Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of, and consultants to, the Company. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Options can be granted under the Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that the per share exercise price of options will not be less than the fair market value of the Common Stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns stock of the Company possessing more than 10% of the total combined voting power of all classes of stock ("10% stockholder"), the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value (determined on the date of grant) of the shares covered by incentive stock options granted under the Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

Options granted under the Plan will be exercisable during the period or periods specified in each option agreement. Options granted under the Plan are not exercisable after the expiration of ten years from the date of grant (five years in the case of incentive stock options granted to a 10% stockholder) and are not transferable other than by will or by the laws of descent and distribution.

As of June 30, 1998, the Company had not granted any options under the Plan.

ITEM 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 24, 1998, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each director of the Company; (ii) each person who is known by the Company to beneficially own 5% or more of the outstanding Common Stock; (iii) each of the persons named in the Summary Compensation Table (the "Named Executives"); and
(iv) all of the Company's directors and executive officers as a group (based on information furnished by such persons). Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.


                                              Amount and Nature
                                                     of           Percentage of
                                                  Beneficial       Outstanding
Name and Address of Beneficial Owner(1)         Ownership(2 )        Shares
---------------------------------------         -------------        ------
Bayou International, Ltd.                        499,701             24%
Level 8
580 St. Kilda Road
Melbourne, Victoria, 3004 Australia

Batei Sefer Limlacha(3)                          312,313             15%
766 Montgomery Street
Brooklyn, New York  11213

H.B. Capital Ltd.(4)                             145,746              7%

Emmanuel Althaus(5)                               83,284              4%

All executive officers and directors as a
group (four persons)                             229,030             11%

----------
(1) The address of HB Research Corp. and Mr. Althaus is c/o SCNV Acquisition Corp.,

     Omer Industrial Park, P.O.B. 3026, Omer, Israel 84965.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Report have been exercised. Except as otherwise indicated, the Company believes that each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by him.

(3) Batei Sefer Limlacha is a religious corporation organized under the New York Religious Corporation Law. David Laine is President and trustee and Joseph Kazin and Benzion Raskin are the remaining trustees. Batei Sefer Limlacha may be deemed to be a "promoter" of the Company as such term is defined under the Federal Securities Laws.

(4) Professor Herman Branover is the sole shareholder of H.B. Capital Ltd., an Irish corporation. Professor Branover and Shmuel Gurfinkel are the directors. H.B. Capital Ltd. may be deemed to be a "promoter" of the Company, as such term is defined under the federal securities laws.

(5) Mr. Althaus may be deemed to be a "promoter" of the Company, as such term is defined under the federal securities laws.

ITEM 12. Certain Relationships and Related Transactions

In May 1997, the Company issued 145,746 shares of Common Stock, 83,284 shares of Common Stock and 312,313 shares of Common Stock to H.B. Capital Ltd., Emmanuel Althaus and Batei Sefer Limlacha, respectively, for nominal consideration. Emmanuel Althaus, the Chairman of the Board of Directors of the Company, is a Director of Solmecs and was the Vice President and Director of Bayou from March 1990 through November 1996.

Simultaneously with the consummation of the Public Offering, the Company acquired all of the issued and outstanding capital stock of Solmecs. Bayou, the current parent of Solmecs, received 499,701 shares of the Company's Common Stock in connection with the Acquisition. In connection with the Acquisition, Bayou forgave indebtedness of Solmecs in the amount, as of June 30, 1998, of $5,082,897 as a capital contribution. The 499,701 shares issued to Bayou were not registered in the Offering but are subject to certain registration rights to be granted by the Company.

During the period from inception through June 30, 1998, Batei Sefer Limlacha, a principal stockholder of the Company, loaned to the Company $110,108 for working capital purposes and agreed that such loans were to become due and payable on the earlier of December 31, 1998 or the consummation of certain types of transactions, including the Public Offering. Such loans were unsecured and were interest free except in an event of default.

During the period from September 1997 through June 30, 1998, Batei Sefer Limlacha loaned to Solmecs $375,000 for working capital purposes and agreed with Solmecs that such loans were to become due and payable on the earlier of June 30, 1998 or the consummation of certain types of transactions, including the Acquisition. Such loans were unsecured and bore interest at the rate of 8% per annum. On June 23, 1998, Batei Sefer Limlacha agreed to extend the term of the loans through the earlier of July 31, 1998 or the consummation of certain types of transactions, including the Public Offering.

The loans from Batei Sefer Limlacha were repaid in full by the Company on July 8, 1998.

ITEM 13. Exhibits, Lists and Reports on Form 8-K

     (a)  Financial Statements

          See  list of Financial Statements on F-1.

     (b)  Reports on Forms 8-K and 8-K/A

          The Company did not file any reports with the Securities and Exchange Commission on Form 8-K for the year ended June 30, 1998.

     (c)  Exhibits

     3.1       Certificate of Incorporation of the Registrant.(1)

     3.3       Bylaws of the Registrant.(1)

     4.1       Form of Registrant's Common Stock Certificate.(1)

     4.3       Form of Registrant's Public Warrant Certificate.(1)

     4.4       Form of Registrants Unit Certificate.(1)

     10.1 Form of Stock Purchase Agreement between SCNV Acquisition Corp., Solmecs Corporation, N.V. and Bayou International Ltd.(1)

     10.2 Agreement, dated as of June 4, 1980 by and between Advanced Products Beer Sheva Ltd. (AP) and the Ben Gurion University of the Negar (The Research and Development Authority) and Solmecs Corporation N.V.(1)

     10.3 Agreement, dated as of March 31, 1981, by and between the Government of Israel Ministry of Energy and Infrastructure, the Ben Gurion University of the Negev (The Research and Development Authority - RDA) and Advanced Products Beer Sheva Ltd. and Solmecs (Israel) Ltd. and Solmecs Corporation N.V.(1)

     10.4 Agreement, dated as of November 5, 1981 by and between Advanced Products Beer Sheva Ltd. (AP) and the Ben Gurion University of the Negev (The Research and Development Authority) (RDA), Solmecs Corporation N.V. and Solmecs Corporation (U.K) Limited.(1)

     10.5      Agreement,   dated  as  of  January   25,  1990  by  and  between
               International Lead Zinc Research Organization, Inc. and Solmecs (Israel) Ltd.(1)

     10.6 Agreement, dated as of March 7, 1991 by and between International Lead Zinc Research Organization, Inc. and Solmecs (Israel) Ltd.(1)

     10.7 Agreement, dated as of June 9, 1997 by and between the Institute of Physics in Riga, Latvia and Solmecs (Israel) Ltd.(1)

     10.8 Agreement, effective as of September 30, 1997, by and between Solmecs Corporation N.V. and Batei Sefer Limlacha.(1)

     10.9 Agreement, effective as of September 30, 1997, by and between Registrant and Batei Sefer Limlacha.(1)

     10.10 Agreement, dated as of January 1, 1998 by and between Solmecs (Israel) Ltd. and Leon Aprimov.(1)

     10.11 Lease by and between Tefen Entrepreneurship Ltd. and Solmecs (Israel) Ltd. dated October 14, 1997.(1)

     10.12 Form of Employment Agreement between Registrant and Professor Herman Branover.(1)

     10.13     Form of Employment  Agreement  between  Registrant  and Dr. Shaul
               Lesin.(1)

     10.14     Form of  Employment  Agreement  between  Registrant  and  Jacline
               Bavli.(1)

     10.15     1997 Stock Option Plan.(1)

     27        Financial Data Schedule (for SEC use only).

----------

(1) Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2, File No. 333-43955.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCNV ACQUISITION CORP.


                                       By: /s/ Herman Branover
                                           ----------------------------------
                                           Herman Branover
                                           President, Chief Executive Officer
                                           and Director






                                POWER OF ATTORNEY

     In accordance with the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

          Signatures                              Title(s)                                  Date
          ----------                              --------                                  ----


/s/ Emmanuel Althaus                    Chairman of the Board of Directors          September 28, 1998
-------------------------------------
Emmanuel Althaus

/s/ Herman Branover                     President, Chief Executive Officer          September 28, 1998
-------------------------------------   and Director
Herman Branover

/s/ Shaul Lesin                         Executive Vice President                    September 28, 1998
-------------------------------------
Shaul Lesin

/s/ Jacline Bavli                       Chief Financial Officer                     September 28, 1998
-------------------------------------
Jacline Bavli


                             SCNV ACQUISITION CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
SCNV Acquisition Corp.

Report of Independent Public Accountants                                     F-2

Balance Sheet as of June 30, 1998                                            F-3

Notes to the Financial Statements                                            F-4

Solmecs Corporation N.V.

Report of Independent Public Accountants                                    F-8

Consolidated Balance Sheet as of June 30, 1998                               F-9

Consolidated Statements of Operations for the years ended
  June 30, 1997 and 1998                                                    F-10

Consolidated Statements of Changes in Shareholders' Deficiency for
  the years ended June 30, 1997 and 1998                                    F-11

Consolidated Statements of Cash Flows for the years ended
  June 30, 1997 and 1998                                                    F-12

Notes to the Consolidated Financial Statements                              F-13

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To SCNV Acquisition Corp.:


     We have audited the accompanying balance sheet of SCNV Acquisition Corp. (a Delaware Corporation) as of June 30, 1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of SCNV Acquisition Corp. as of June 30, 1998, in conformity with generally accepted accounting principles.


                                                Arthur Andersen LLP



New York, New York
September 17, 1998

                             SCNV ACQUISITION CORP.

                                  BALANCE SHEET


                                                                        June 30,
                                                                         1998
                                                                        --------

                                     ASSETS

CURRENT ASSETS
  Deferred public offering costs                                        $609,940
                                                                        --------
          Total assets                                                  $609,940
                                                                        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                                                      $444,755
  Sundry payables                                                         47,485
  Stockholder loan                                                       110,108
                                                                        --------
          Total current liabilities                                      602,348


STOCKHOLDERS' EQUITY
  Preferred stock $.01 par
    value, 1,000,000 shares
    authorized;  none issued and
    outstanding                                                               --
  Common stock $.01 par value,
    10,000,000 shares authorized;
    541,343 shares issued and
    outstanding                                                            5,413
  Additional paid-in-capital                                               2,179
                                                                        --------
          Total stockholders'
            equity                                                         7,592
                                                                        --------
          Total liabilities and
            stockholders' equity                                        $609,940
                                                                        ========



The accompanying notes are an integral part of this balance sheet.

                             SCNV ACQUISITION CORP.

                       NOTES TO THE FINANCIAL STATEMENTS

Note 1 -       GENERAL

               SCNV Acquisition Corp. (the "Company") was organized under the laws of the State of Delaware on May 19, 1997, to acquire Solmecs Corporation N.V. and its wholly owned subsidiary Solmecs (Israel) Ltd. ("Solmecs") and to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. To date, the Company has not had any operations.


Note 2 -       SUBSEQUENT EVENTS

               a.   Initial Public Offering

                    Subsequent to year end, on July 8, 1998 the Company consummated an Initial Public Offering (the "IPO") in which 1,041,044 Units, composed of 1,041,044 shares of Common Stock and 1,041,044 redeemable Common Stock purchase warrants ("Warrants"), were sold to the public at $5.75 per Unit. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.50, subject to adjustment in certain circumstances, at any time during the four-year period commencing June 29, 1999. The net proceeds from the IPO were approximately $4,600,000.

                    In addition, the Company sold to the underwriter for an aggregate of $104, warrants to purchase an additional 104,104 Units at an exercise price of 120% of the IPO price per unit ($6.90) ("Underwriter's Warrants"). The Underwriter's Warrants are exercisable at any time during the four-year period commencing June 29, 1999.

               b.   Acquisition of Solmecs

                    Simultaneously with the consummation of the IPO, the Company acquired all of the issued and outstanding capital stock of Solmecs in consideration for 499,701 shares of the Company's Common Stock issued to Bayou International, Ltd. ("Bayou"), the parent of Solmecs. The acquisition has been accounted for as a purchase. The excess of purchase price over fair value of assets acquired of $3,718,054 will be reflected as acquired research and development in process and fully expensed at the date of the acquisition. Solmecs, the operations of which are located in Israel, owns certain technologies developed by it in the past. The technologies of Solmecs and certain offshoots of such technologies are in various stages of development and include technologies that have begun to be commercialized as well as technologies that the Company believes will be ready for commercialization in the near future.

                             SCNV ACQUISITION CORP.

Note 3 -       PRO FORMA FINANCIAL STATEMENTS (Unaudited)

               The following Unaudited Pro Forma Consolidated Balance Sheet as of June 30, 1998 and Pro Forma Consolidated Statements of Operations for the years ended June 30, 1998 and 1997 have been prepared to reflect the combined financial position and the results of the Company and Solmecs as if the Combination, described in Note 2b, had been effective as of June 30, 1998, July 1, 1997, and July 1, 1996, respectively. The Unaudited Pro Forma As Adjusted Consolidated Balance Sheet as of June 30, 1998 has been prepared to reflect both the Combination and the IPO as if they had been effective as of June 30, 1998. Such pro forma information gives effect to:

               (a) The acquisition of Solmecs in consideration for 499,701 shares of the Company's common stock issued to Bayou for a purchase price of $2,873,280.

               (b)  The forgiveness by Bayou of a loan to Solmecs of $5,082,897.

               (c) The return of Bayou's shares held by Solmecs, which amounted to $500,000.

               (d)  The  payment  of  approximately   $120,000  to  officers  in
                    accordance with employment agreements.

               (e) The elimination of imputed interest on the forgiven Bayou loan.

               (f) The sale of 1,041,044 Units to the public for a net consideration of approximately $4,600,000.

               (g)  The repayment of indebtedness in the amount of $451,300.

               This pro forma financial statement should be read in conjunction with the historical financial statements and notes thereto of the Company and Solmecs as of June 30, 1998. In management's opinion, all material adjustments necessary to reflect the effects of the Combination and the IPO have been made. The pro forma financial information is unaudited and not necessarily indicative of the consolidated results which actually would have occurred if the Combination had been consummated at the beginning of the periods presented, nor does it purport to represent the future financial position and results of operations for future periods.

              Pro Forma Consolidated Balance Sheet (Unaudited)

                                                       June 30, 1998
                                               -----------------------------
                                                Pro Forma        As Adjusted
                                               -----------       -----------

Current Assets                                 $   670,012       $ 4,261,732
Equipment, net of accumulated depreciation         115,038           115,038
                                               -----------       -----------
     Total Assets                                  785,050         4,376,770
                                               ===========       ===========

Current Liabilities                              1,400,790           394,627
Long-term liabilities                              221,442           221,442
                                               -----------       -----------
     Total Liabilities                           1,622,232           616,069
Stockholders' Equity (Deficiency)                 (837,182)(1)     3,760,701(1)
                                               -----------       -----------
      Total liabilities and stockholders'
        equity (deficiency)                    $   785,050       $ 4,376,770
                                               ===========       ===========

                             SCNV ACQUISITION CORP.

Note 3 -      PRO FORMA FINANCIAL STATEMENTS (Unaudited) (continued)

              Pro Forma Consolidated Statements of Operations (Unaudited)

                                                         For the year ended
                                                             June 30,
                                                   -----------------------------
                                                       1998             1997
                                                   -----------      -----------
REVENUES
   Sales                                           $     6,571      $    51,841
   Contract services                                    51,339            5,435
                                                   -----------      -----------
       Total revenues                                   57,910           57,276
                                                   -----------      -----------
COSTS AND EXPENSES (1)
   Research and development costs                      268,924          276,259
   Cost of merchandise purchased                         8,190           48,638
   Cost of services provided by
     subcontractors                                     26,797             --
   Marketing expenses                                   86,258           42,906
   General and administrative expenses                 437,780          340,313
                                                   -----------      -----------
       Total costs and expenses                        827,949          708,116
                                                   -----------      -----------
       Operating loss                                 (770,039)        (650,840)

FINANCING EXPENSES, NET                                (15,093)         (10,484)
                                                   -----------      -----------
       Net loss                                    $  (785,132)     $  (661,324)
                                                   ===========      ===========
Pro Forma Net loss per share                       $     (0.75)     $     (0.64)
                                                   ===========      ===========
Weighted average number  of  shares
  outstanding                                        1,041,044        1,041,044
                                                   ===========      ===========

(1) The Pro Forma Condensed Consolidated Statements of Operations does not include the one-time charge of $3,718,054, of excess purchase price over fair value of the assets acquired. This charge will be reflected in future periods as "Acquired Research and Development In-Process Expense." The Stockholders' Equity (Deficiency) balance at June 30, 1998 has reflected this one-time write off.

Note 4 -       STOCKHOLDER LOAN

               The loan does not bear interest. The maturity is the earlier of December 31, 1998 or the consummation of certain types of transactions that will provide proceeds of at least $3 million to the Company.

                             SCNV ACQUISITION CORP.

Notee 5 -      STOCK CAPITAL

               a.   Preferred Stock

                    The Board of Directors has the authority, without further action by the stockholders, to issue up to one million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series.

               b.   1997 Stock Option Plan

                    In December 1997 the Board of Directors and stockholders of the Company adopted the 1997 Stock Option Plan (the "Plan"), pursuant to which 200,000 shares of Common Stock are reserved for issuance upon exercise of options. The Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants. Options granted under the Plan will be exercisable during the period or periods specified in each option agreement. Options granted under the Plan are not exercisable after the expiration of ten years from the date of grant (five years in the case of incentive stock options granted to a 10% stockholder) and are not transferable other than by will or by the laws of descent and distribution.

                    As of the date of these financial statements, the Company has not granted any options under the Plan.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of:
Solmecs Corporation N.V.

We have audited the accompanying consolidated balance sheet of Solmecs Corporation N.V. (a Netherlands Corporation) and subsidiary as of June 30, 1998, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiary as of June 30, 1998, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.


                                                  LUBOSHITZ, KASIERER & CO.
                                                  Member Firm of Arthur Andersen


Beer-Sheva, September 17, 1998

                             SOLMECS CORPORATION N.V
                           CONSOLIDATED BALANCE SHEET
                                (In U.S. dollars)


                                                                      June 30,
                                                                       1998
                                                                   -------------
                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $      4,301
  Trade receivables                                                      39,455
  SCNV Acquisition Corp (Note 3)                                         47,485
  Other receivables and prepaid expenses (Note 4)                        16,316
                                                                   -------------
         Total current assets                                           107,557
                                                                   -------------
FIXED ASSETS (Note 5)
  Cost                                                                  247,415
  Less - accumulated depreciation                                      (132,377)
                                                                   -------------
                                                                        115,038
                                                                   -------------
         Total assets                                              $    222,595
                                                                   =============
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

  CURRENT LIABILITIES
    Short-term borrowings (Note 6)                                 $    633,024
    Sundry payables and accrued expenses (Note 7)                       212,903
                                                                   -------------
         Total current liabilities                                      845,927
                                                                   -------------
  LONG-TERM LIABILITIES
    Parent company (Note 8)                                           5,082,897
    Long-term loan (Note 9)                                             200,000
    Accrued severance pay (Note 10)                                      21,442
                                                                   -------------
         Total long-term liabilities                                  5,304,339
                                                                   -------------
         Total liabilities                                            6,150,266
                                                                   -------------
COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' DEFICIENCY (Note 12)
  Share capital
    Preferred "A" shares of DFL 10 par value;
      authorized 1,200 shares; issued and outstanding
      1,200 shares as of June 30, 1998                                    6,154
    Common "B" shares of DFL 10 par value;
      authorized 23,800 shares; issued and outstanding
      7,286 shares as of June 30, 1998                                   48,028
  Share premium                                                       8,740,773
  Accumulated deficit                                               (14,222,626)
                                                                   -------------
         Total                                                       (5,427,671)

Less - Cost of shares of parent company (Note 13)                      (500,000)
                                                                   -------------
         Total shareholders' deficiency                              (5,927,671)
                                                                   -------------
         Total liabilities and shareholders' deficiency            $    222,595
                                                                   =============


The notes to the consolidated financial statements form an integral part thereof.

                             SOLMECS CORPORATION N.V

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In U.S. dollars)




                                                     For the year ended June 30,
                                                     ---------------------------
                                                         1997          1998
                                                     -----------    -----------
REVENUES (Note 14)
  Sales                                                  $51,841         $6,571
  Contract services                                        5,435         51,339
                                                     -----------    -----------
         Total revenues                                   57,276         57,910
                                                     -----------    -----------
COSTS AND EXPENSES
  Research and development costs (Note 15)               276,259        268,924
  Cost of merchandise purchased                           48,638          8,190
  Cost of contract services performed by
     subcontractors                                         --           26,797
  Marketing expenses (Note 16)                            42,906         86,258
  General and administrative expenses (Note 17)          220,313        317,780
                                                     -----------    -----------
         Total costs and expenses                        588,116        707,949
                                                     -----------    -----------
         Operating loss                                 (530,840)      (650,039)

FINANCING EXPENSES, NET                                 (390,484)      (419,711)
                                                     -----------    -----------
         Net loss                                      $(921,324)   $(1,069,750)
                                                     ===========    ===========
Net loss per common share                               $(126.45)      $(146.82)
                                                     ===========    ===========
Weighted average number of common
shares outstanding                                         7,286          7,286
                                                     ===========    ===========


The notes to the consolidated financial statements form an integral part thereof.

                             SOLMECS CORPORATION N.V

                       CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' DEFICIENCY
                                (In U.S. dollars)

                                     Preferred     Common        Share           Accumulated     Cost of shares
                                     shares        shares        premium         deficit         of parent              Total
                                     ---------   -----------   -----------     -------------     --------------        --------
Balance as of July 1, 1996           $   6,154   $    48,028   $ 7,956,155     $ (12,231,552)    $ (500,000)       $(4,721,215)

Imputed interest on long-term
  loan from the parent
  company                                   --            --       380,000                --             --            380,000

Net loss for the year ended
  June 30, 1997                             --            --            --                --       (921,324)          (921,324)
                                     ---------   -----------   -----------     -------------     ----------        -----------
Balance as of June 30, 1997              6,154        48,028     8,336,155       (13,152,876)      (500,000)        (5,262,539)

Imputed interest on long-term
  loan from the parent
  company                                   --            --       404,618                --             --            404,618

Net loss for the year ended
  June 30, 1998                             --            --            --        (1,069,750)            --         (1,069,750)
                                     ---------   -----------   -----------     -------------     ----------        -----------

Balance as of June 30, 1998          $   6,154   $    48,028   $ 8,740,773     $ (14,222,626)    $ (500,000)       $(5,927,671)
                                     =========   ===========   ===========     =============     ==========        ===========


The notes to the consolidated financial statements form an integral part thereof.

                             SOLMECS CORPORATION N.V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In U.S. dollars)



                                                                 For the year ended June 30,
                                                               -----------------------------
                                                                    1997              1998
                                                               -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $  (921,324)      $(1,069,750)
  Adjustments to reconcile net loss to net cash used in
    operating activities (see below)                               380,534           398,147
                                                               -----------       -----------
       Net cash used in operating activities                      (540,790)         (671,603)
                                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in equipment                                           (3,853)          (98,235)
  Proceeds from sale of fixed assets                                  --               6,972
                                                               -----------       -----------
       Net cash used in investing activities                        (3,853)          (91,263)
                                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings, net                                          --             633,024
  Increase in liability to parent company                          526,946            94,604
                                                               -----------       -----------
       Net cash provided by financing activities                   526,946           727,628
                                                               -----------       -----------
DECREASE IN CASH AND
  CASH EQUIVALENTS                                                 (17,697)          (35,238)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                 57,236            39,539
                                                               -----------       -----------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                  $    39,539       $     4,301
                                                               ===========       ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH USED IN OPERATING ACTIVITIES
    Items not involving cash flows:
      Imputed interest on long-term loan from the
       parent company                                          $   380,000       $   404,618
      Depreciation                                                   9,364            14,016
      Severance pay                                                (10,779)            5,811
      Loss on sale of equipment                                       --                  42
    Changes in operating assets and liabilities:
      Increase in receivables
       and prepaid expenses                                         (4,697)           (9,460)
      SCNV Acquisition Corp., net                                     --             (47,485)
      Increase in sundry payables and
       accrued expenses                                              6,646            30,605
                                                               -----------       -----------
                                                               $   380,534       $   398,147
                                                               ===========       ===========


The notes to the consolidated financial statements form an integral part thereof.

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 1 -  GENERAL

     A. The Company is engaged, through its subsidiary, Solmecs (Israel) Ltd., in the research and development of energy conversion systems, the provision of contract services, and the sale of advanced photo-voltaic cells.

          As of June 30, 1998, the Company, a registered company in the Dutch Antilles, was a wholly owned subsidiary of Bayou International Ltd., ("Bayou" or the "parent company") a publicly traded corporation in the United States.

          In July 1998, SCNV Acquisition Corp. ("SAQC"), a company organized in the United States, completed an initial public offering (IPO) of its shares in the United States. The net proceeds received by SAQC from the IPO amounted to approximately $4.6 million.

          Concurrently with the consummation of the IPO, SAQC acquired from Bayou all of the issued and outstanding capital stock of the Company in consideration for 24% of the common stock of SAQC. In addition, Bayou forgave indebtedness of the Company in the amount, as of June 30, 1998, of $5,082,897 as a capital contribution, and the Company returned for cancellation shares of Bayou held by it. In addition, short-term, unsecured loans in the aggregate amount of approximately $451,000 as of June 30, 1998, were repaid from the proceeds of the IPO.

     B. The financial statements of the Company have been prepared in U.S. dollars, as the Company's revenues are determined principally in U.S. dollars and its primary source of financing is received in U.S. dollars. Thus, the functional currency of the Company is the U.S. dollar.

          Transactions and balances denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with principles identical to those set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States.

          Exchange gains and losses from the aforementioned remeasurement are reflected in the statement of operations. The representative rate of exchange at June 30, 1998, was U.S.$ 1.00 = 3.667 New Israeli Shekel ("NIS") (1997 - NIS 3.587).

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 1 -  GENERAL (Cont.)

     C. The Company has incurred substantial operating losses and at June 30, 1998, has an accumulated deficit of approximately $14,223,000. At June 30, 1998, the Company's working capital deficiency and shareholders' deficiency amounted to approximately $738,000 and $5,928,000, respectively. In July 1998, upon the repayment of the short-term loan and the forgiveness of Bayou indebtedness (see A above) the working capital deficiency and shareholders' deficiency amounted to approximately $287,000 and $845,000 respectively. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in development and commercialization of products and technologies which will require substantial additional expenditures. The Company believes that the portion of the proceeds of the IPO referred to in A above that is to be allocated to projects of the Company will be sufficient to fund the Company's operations at least through June 30, 1999.

     D. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 -  SIGNIFICANT ACCOUNTING POLICIES

          The financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are:

     A.   PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Material intercompany balances and transactions have been eliminated in consolidation.

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 2 -  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

     B.   CASH EQUIVALENTS

          Cash equivalents include deposits, the maturity of which, as of the date of deposit, does not exceed three months.

     C.   FIXED ASSETS

          Fixed  assets  are  stated  at  cost  less  accumulated  depreciation.
          Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from five to fifteen years. Leasehold improvements are amortized over the period of the lease.

     D.   REVENUE RECOGNITION

          Revenues from sales of merchandise are recognized upon shipment.

          Revenues from contract services are recognized as the work is performed, according to contract benchmarks.

          The balance of trade receivables is comprised mainly of a few customers, and accordingly no allowance for doubtful accounts is considered necessary.

     E.   RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are charged to operations as incurred.

     F.   EARNINGS (LOSS) PER SHARE

          Earnings (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Earnings are adjusted for noncumulative dividends on preferred shares only if such dividends have been declared.

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 2 -  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

     G.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          Statement 133 is effective for fiscal years beginning after June 15, 1999. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

          The Company believes that the adoption of Statement 133 will have an immaterial effect on its financial statements.


Note 3 -  SCNV ACQUISITION CORP.

          The current account with SCNV Acquisition Corp. is in U.S. dollars and does not bear interest.

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 4 -  OTHER RECEIVABLES AND PREPAID EXPENSES                     June 30,
                                                                       1998
                                                                    -----------
               Value Added Tax refundable                                 2,732
               Grants receivable from the State of Israel                 7,736
               Prepaid expenses                                           4,368
               Other                                                      1,480
                                                                    -----------
                                                                    $    16,316
                                                                    ===========

Note 5 -  FIXED ASSETS
                                                                      June 30,
                                                                        1998
                                                                    -----------
               Cost
                 Computers and office equipment                         162,930
                 Motor vehicles                                          40,489
                 Leasehold improvements                                  43,996
                                                                    -----------
                                                                        247,415
               Accumulated depreciation                             -----------

                 Computers and office equipment                         119,692
                 Motor vehicles                                           9,423
                 Leasehold improvements                                   3,262
                                                                    -----------
                                                                        132,377
                                                                    -----------
               Net book value                                           115,038
                                                                    ===========
               Principal annual depreciation rates:
                 Computers and office equipment                            7-20%
                 Motor vehicles                                              15%
                 Leasehold improvements                                      20%


Note 6 -  SHORT-TERM BORROWINGS

                                                      Interest         June 30,
                                                        rate             1998
                                                      ----------     -----------
               Banks in shekels unlinked (1)           14.7%         $  181,724
               Unsecured loans from private
                 institution in U.S. dollars (2)          8%            451,300
                                                                     -----------
                                                                     $  633,024
                                                                     ===========
               (1)  Collateral - see Note 11(H).
               (2) Subsequent to balance sheet date, the unsecured loans were repaid from the proceeds of the IPO - see Note 1A.

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 7 -  SUNDRY PAYABLES AND ACCRUED EXPENSES

                                                           June 30,
                                                             1998
                                                           --------
          Ben-Gurion University for services
            rendered                                       $ 83,501
          Payroll and related expenses                       30,506
          Accrued expenses                                   76,877
          Suppliers                                          18,472
          Other                                               3,547
                                                           --------
                                                           $212,903
                                                           ========

Note 8 -  PARENT COMPANY

          The loan from the parent company does not bear interest. Imputed interest at a rate of 8% per annum was charged and reflected in the statement of operations, and is presented as additional share premium.

          Subsequent to balance sheet date, the parent company forgave the loan (see Note 1A).


Note 9 -  LONG-TERM LOAN

          The long-term loan is interest free. The date of repayment has not yet been determined.


Note 10 - SEVERANCE PAY

          The subsidiary's obligation in Israel in respect of severance pay to employees is covered by insurance policies. The amounts on deposit with the insurance companies are not under the control or management of the subsidiary, and therefore, such amounts and the related liability are not reflected in the balance sheet.

          The accrual in the balance sheet represents the unfunded portion of the severance obligation.

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 11 - COMMITMENTS AND CONTINGENCIES

     A.   Royalties - BGU

          In accordance with an agreement dated November 5, 1981, between the Company, Ben-Gurion University and B.G. Negev Technology and Applications Ltd. (BGU), the subsidiary in Israel is conducting research and development projects on the campus of Ben-Gurion University in consideration for a fee for the use of the facilities. The Company owns the patents connected with these projects (related to L.M.M.H.D. power generation) and agreed to pay royalties to BGU at the rate of 1.725% on sales of products and at the rate of 11.5% on income from licensing fees.

          The Company also agreed to assume the obligation of BGU to pay royalties to the Ministry of National Infrastructure on products developed from these R&D projects for its participation in the research and development costs of BGU. The royalties are to be paid at the rate of 1% on sales of products and at the rate of 5% on income from licensing fees. As of June 30, 1998, this liability amounted to approximately $321,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, the Company is to pay royalties to the Ministry of National Infrastructure at a reduced rate of 0.3% on sales of products and at the rate of 2% on income from licensing fees.

          Through June 30, 1998, there were no sales or income on which royalties were payable to BGU and the Ministry of National Infrastructure.

     B.   International Lead Zinc Research Organization (ILZRO)

          In connection with a research contract with ILZRO, the subsidiary agreed to pay ILZRO a fee for any lead used in future production by the subsidiary. The total fee commitment is limited to $ 1,864,000. Through June 30, 1998, the subsidiary has not used any lead for which it is required to pay fees.

     C.   Chief Scientist of the Government of Israel

          For the period from 1981 to 1991, the subsidiary received participations from the Chief Scientist of $ 2,274,420 towards the cost of a research and development project. In return, the subsidiary is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through June 30, 1998, there were no sales on which royalties were payable.

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 11 - COMMITMENTS AND CONTINGENCIES (Cont.)

     D.   Royalties and Licensing Fees

          In January 1998, an agreement was signed between the subsidiary and a party which had participated in the development of a certain product. In this agreement, the subsidiary undertook to pay royalties as a certain percentage of sales and a certain percentage of revenues from licensing fees. As of June 30, 1998, no sales had been made for which royalties would be payable.

     E.   Lease Agreement

          On October 28, 1997, the subsidiary entered into a lease agreement of premises for a period of two years ending November 1999 for an annual rent of $41,000. The Company has a renewal option for an additional three years.

     F.   Letter of Intent

          In September 1997 the subsidiary signed a letter of intent in which it agreed to cooperate with another party in establishing a jointly owned entity for the development of certain technology. The other party will be responsible for providing financing of the jointly owned entity. As of June 30, 1998, the subsidiary had received $15,505 from the other party as participation in the costs of technology development.

     G.   Performance Guarantee

          The subsidiary is contingently liable for a contract performance guarantee issued by a bank in favor of a customer in the amount of $20,000.

     H.   Lien

          Short-term borrowings from a bank of approximately $182,000 are collateralized by a fixed charge on the subsidiary's uncalled share capital and its goodwill and floating charge on all its present and future acquired property and rights.

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 12 - SHARE CAPITAL

          The preferred "A" shares are entitled to a 5% non-cumulative dividend. All other rights of the preferred shares are identical to those of the common "B" shares.


Note 13 - INVESTMENT IN SHARES OF PARENT COMPANY

          The Company owns 50,000 shares of its parent company, the investment in which is stated at cost. The fair market value of the shares as of June 30, 1998, is approximately $18,750. Subsequent to balance sheet date, the shares were returned to the parent company for cancellation (see Note 1A).


Note 14 - REVENUES

                                          For the year ended June 30,
                                          ---------------------------
                                             1997            1998
                                              %                %
                                          ----------      -----------
Revenues by geographic areas
  are as follows:
    Italy                                         --               17
    Israel                                       100               83
                                          ----------      -----------
                                                 100              100
                                          ==========      ===========
Sales to single customers
  exceeding 10%:
    Customer A                                    60               --
    Customer B                                    31               --
    Customer C                                    --               64
    Customer D                                    --               17

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 15 - RESEARCH AND DEVELOPMENT COSTS

                                                     For the year ended June 30,
                                                     ---------------------------
                                                       1997               1998
                                                     -------            --------
           Salaries and related expenses
             (after deduction of
             immigrant absorption grant
             as follows:
             June 30, 1998 - $7,334;
             June 30, 1997 - $17,854)                $ 219,642        $ 195,786
           Materials                                     6,187            5,204
           Subcontractors                               18,285           13,971
           Consultants                                   9,074           26,538
           Rental fee                                   13,711           23,594
           Depreciation                                   --              3,709
           Other                                         9,360           15,627
                                                     ---------        ----------
                                                       276,259          284,429
           Less - participation in
              technology development (*)                  --            (15,505)
                                                     ---------        ----------
                                                     $ 276,259        $ 268,924
                                                     =========        ==========

          (*) See Note 11F.


Note 16 - MARKETING EXPENSES

                                                     For the year ended June 30,
                                                     ---------------------------
                                                       1997              1998
                                                     ---------        ----------
Salaries and related expenses                        $    --          $  38,559
Market research                                         22,514           13,389
Foreign travel                                          17,614           43,255
Publications                                             2,778              618
Other                                                     --              4,895
                                                     ---------        ----------
                                                        42,906          100,716
Less - government grants                                  --            (14,458)
                                                     ---------        ----------
                                                     $  42,906        $  86,258
                                                     =========        ==========

                             SOLMECS CORPORATION N.V

                                (In U.S. dollars)


Note 17 - GENERAL AND ADMINISTRATIVE EXPENSES

                                                For the year ended June 30,
                                               -----------------------------
                                                  1997                1998
                                               ----------         ----------
          Salaries and related expenses        $   88,133         $  131,715
          Professional fees                        44,642             87,500
          Rental fee                                3,614             21,015
          Vehicles maintenance                     11,686             21,391
          Communications                           23,032             23,815
          Foreign travel                            9,143              4,054
          Depreciation                              9,364             10,307
          Other                                    30,699             17,983
                                               ----------         ----------
                                               $  220,313         $  317,780
                                               ==========         ==========


Note 18 - TAXES ON INCOME

     A. The Company has carryforward losses of approximately $2.4 million as of June 30, 1998, which expire in the years 1999-2003. Due to the uncertainty as to realization of these losses, a valuation allowance for the entire amount of the tax benefit has been recorded.

     B. The subsidiary in Israel is subject to the Income Tax Law (Inflationary Adjustments), 1985, which measures income on the basis of changes in the Israeli Consumer Price Index. For tax purposes, the subsidiary reports on a December 31 year-end.

          The carryforward losses of the subsidiary for tax purposes as of December 31, 1997, are approximately $309,000. In addition, research and development expenses in the approximate amount of $699,000 will be deductible for tax purposes upon recognition of income derived from the R&D project. Due to the uncertainty as to realization, a valuation allowance of approximately $363,000 has been recorded.

          The subsidiary has received final income tax assessments through December 31, 1995.