Form 10QSB
period 1998-09-30
SCNV ACQUISITION CORP
filed 1998-11-19
CIK 1051934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended SEPTEMBER 30, 1998.

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the transition period from _____________ to _____________.

          Commission file number 0-29624

                             SCNV ACQUISITION CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Delaware                                  90-0194786
     (State or other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

             Omer Industrial Park, P.O. Box 3026, Omer, Israel 84965
                    (Address of Principal Executive Offices)

                              (011) 972-7-690-0950
                 (Issuer's Telephone Number including area code)


              ____________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [_]


  As of November 14, 1998, there were 2,082,088 shares of the issuer's Common
                               Stock outstanding

Transitional Small Business Disclosure Format (check one):

Yes [_]   No  [X]

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 1998
                                   FORM 10-QSB

                                      INDEX



                                                                          Page
                                                                          ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated  Balance  Sheet as of  September  30,  1998
         (Unaudited)........................................................1

         Consolidated  Statements  of  Operations  For the  Three
         Months ended  September  30, 1998 and September 30, 1997
         (Unaudited)........................................................2

         Consolidated   Statement  of  Changes  in  Shareholders'
         Equity For the Three Months ended September 30, 1998
         (Unaudited)........................................................3

         Consolidated  Statement  of Cash  Flows  For  the  Three
         Months ended September 30, 1998 (Unaudited)........................4

         Notes to Unaudited Consolidated Financial Statements...............5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations ................................6

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................11

Item 6.  Exhibits and Reports on Form 8-K..................................11

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  September 30, 1998
                                                                  ------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $ 3,081,048
     Short-term investments                                               685,648
     Trade receivables                                                      6,565
     Other receivables and prepaid expenses                                81,516
                                                                      -----------
        Total current assets                                            3,854,777
                                                                      -----------

FIXED ASSETS
     Cost                                                                 273,828
     Less - accumulated depreciation                                     (132,568)
                                                                      -----------
         Total fixed assets                                               141,260
                                                                      -----------
         Total assets                                                 $ 3,996,037
                                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Sundry payables and accrued expenses                             $   210,333
                                                                      -----------
         Total current liabilities                                        210,333
                                                                      -----------

LONG TERM LIABILITIES
     Long term loan                                                       200,000
     Accrued severance pay                                                 95,582
                                                                      -----------
         Total long term liabilities                                      295,582
                                                                      -----------
         Total liabilities                                                505,915
                                                                      -----------

SHAREHOLDERS' EQUITY
     Share capital
       Preferred stock $.01 par value, 1,000,000 shares authorized;            --
         none issued and outstanding
       Common stock $.01 par value, 10,000,000 shares authorized;
         2,082,088 shares issued and outstanding                           20,821
     Additional paid-in-capital                                         7,558,663
     Accumulated deficit                                               (4,089,362)
                                                                      -----------
         Total shareholders' equity                                     3,490,122
                                                                      -----------
         Total liabilities and shareholders' equity                   $ 3,996,037
                                                                      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the three months ended
                                                          September 30,

                                                      1998             1997
                                                  -----------      -----------
                                                                   (pro forma)
REVENUES

     Sales                                        $       189      $     3,327
     Contract services                                    684            4,016
                                                  -----------      -----------
         Total revenues                                   873            7,343
                                                  -----------      -----------

COSTS AND EXPENSES
     Research and development costs                   145,205           67,178
     Cost of merchandise purchased                        168            2,613
     Marketing expenses                                67,673            7,964
     General and administrative expenses              127,743           84,581
                                                  -----------      -----------
         Total costs and expenses                     340,789          162,336
                                                  -----------      -----------

         Loss before one-time charge                 (339,916)        (154,993)

     One-time charge of acquired research and
       development in process                      (3,772,054)              --
                                                  -----------      -----------

         Operating Loss                            (4,111,970)        (154,993)

FINANCING INCOME, NET                                  22,608            2,974
                                                  -----------      -----------

         Net loss                                 $(4,089,362)     $  (152,019)
                                                  ===========      ===========

Net loss per common share                         $     (1.96)     $     (0.15)
                                                  ===========      ===========
Weighted average number of common shares
  outstanding                                       2,082,088        1,041,044
                                                  ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                        Number of           Share           Additional           Accumulated
                                         Shares            Capital        Paid-In-Capital          Deficit            Total
                                       -----------       -----------      ---------------        -----------       -----------
Balance as of July 1, 1998                 541,343       $     5,413        $     2,179                 --       $     7,592

Shares issued in connection with
 the initial public offering             1,041,044            10,411          4,688,201                 --         4,698,612

Shares issued to Bayou in
 connection with the acquisition
 of subsidiary                             499,701             4,997          2,868,283                 --         2,873,280

Net Loss                                        --                --                 --         (4,089,362)       (4,089,362)
                                       -----------       -----------        -----------        -----------       -----------

Balance as of September 30, 1998         2,082,088       $    20,821        $ 7,558,663        $ 4,089,362       $ 3,490,122


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                For the three
                                                                months ended
                                                                September 30
                                                                    1998
                                                                -----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                   $(4,089,362)
     Adjustments to reconcile net loss to net cash used
      in operating activities                                     3,985,443
                                                                -----------
         Net cash used in operating activities                     (103,919)
                                                                -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Acquisition of subsidiary, net of cash required                (49,699)
     Investment in equipment                                        (40,874)
     Short-term investments                                        (685,648)
     Proceeds from sale of fixed assets                               5,708
                                                                -----------
         Net cash used in investing activities                     (770,513)
                                                                -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from initial public offering                        4,698,612
     Short term borrowings, net                                    (743,132)
                                                                -----------
         Net cash provided by financing activities                3,955,480
                                                                -----------

INCREASE IN CASH AND CASH EQUIVALENTS                             3,081,048
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF THE PERIOD                                                          --
                                                                -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD              $ 3,081,048
                                                                ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
     IN OPERATING ACTIVITIES
     Items not involving cash flows:
         Depreciation                                           $     8,108
         Severance pay                                               74,140
         Loss on sale of equipment                                      836
         Acquired research and development in process             3,772,054
     Changes in operating assets and liabilities:
         Decrease in receivables and prepaid expenses               625,115
         Decrease in sundry payables and accrued expenses          (494,810)
                                                                -----------
                                                                $ 3,985,443
                                                                ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
     Shares issued as consideration for acquisition
         of subsidiary                                          $ 2,873,280
                                                                ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

General

The financial statements as of and for the three months ended September 30, 1998 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The financial statements have been prepared in a manner consistent with the 10-KSB filed for the fiscal year ended June 30, 1998 and should be read in connection with those financial statements. The comparative pro forma financial information for the three months ended September 30, 1997 pertain to the pro forma results of operations of SCNV Acquisition Corp. (the "Company") and Solmecs Corporation N.V. and its wholly-owned subsidiary Solmecs (Israel) Ltd. ("Solmecs") as if the combination described below had been effective as of July 1, 1997. The unaudited pro forma consolidated statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the combination had been completed as of July 1, 1997, nor is it necessarily indicative of the results of operations for future periods.

Initial Public Offering

The Company was organized under the laws of the State of Delaware on May 19, 1997 to acquire Solmecs and select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. On July 8, 1998 the Company consummated an Initial Public Offering (the "Public Offering") in which 1,041,044 Units, comprised of 1,041,044 shares of Common Stock and 1,041,044 redeemable Common Stock purchase warrants ("Warrants") were sold to the public at $5.75 per Unit. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.50, subject to adjustment in certain circumstances, at any time during the four-year period commencing June 29, 1999. The net proceeds from the Public Offering were approximately $4,700,000.

Acquisition of Solmecs

Simultaneously with the consummation of the Public Offering the Company acquired all of the issued and outstanding capital stock of Solmecs (the "Acquisition") in consideration for 499,701 shares of the Company's common stock issued to Bayou International Ltd. ("Bayou"), the parent of Solmecs. The Acquisition has been accounted for as a purchase. The excess of purchase price over fair value of assets acquired of $3,772,054 has been reflected as acquired research and development in process and fully expensed at the date of the Acquisition.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor  Statement  Under The Private  Securities  Litigation  Reform Act of
1995:

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements made by or on the behalf of the Company. These risks, uncertainties and factors include, but are not limited to, those relating to the Company's growth strategy, the ability to hire and retain key personnel, uncertainty of feasibility of the Company's technologies, the acquisition of Solmecs Corporation N.V. and its subsidiary, relationships with and dependence on third-party equipment manufacturers and suppliers, uncertainties relating to business and economic conditions in markets in which the Company operates, uncertainties relating to government and regulatory policies and other political risks, expansion and other activities of competitors, protection of patents and other proprietary rights and the general condition of the economy and its effect on the securities markets. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

The Company was organized to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. In furtherance of this goal, the Company acquired Solmecs, a Netherlands Antilles company, the operations of which are located in Israel, which owns certain technologies developed by such scientists in the past and actively seeks to identify such technologies for exploitation. The technologies of Solmecs and technologies identified by Solmecs for exploitation are in various stages of development and include technologies that have begun to be commercialized as well as technologies that the Company believes are ready for commercialization in the near future. The Company itself was organized in May 1997 and, since its inception, the Company has been engaged principally in organizational activities, including developing a business plan, matters related to the Public Offering and negotiating an agreement relating to the Acquisition.

The Company expects to manufacture and market certain technologies which have been identified by Solmecs and shown to be commercially viable, such as hot water tank display control systems, photo-voltaic cells and plasma chemically treated extra smooth rubber gaskets. The Company further intends to offer its engineering services to industry and research institutions in the fields of LMMHD power technology and liquid metal engineering. To date, Solmecs has not generated significant revenues and the Company does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully commercializes one or more of Solmecs' existing or future technologies or sells proprietary rights relating to one or more of Solmecs' existing or future technologies. Although the LMMHD power technology has been in development since the late 1970's, it has not yet reached commercialization. In order to achieve commercialization of such technology, the Company will be required to build a commercial scale demonstration plant, which will require a significant capital expenditure. The Company intends to commence building such a plant within the next few years, provided that it will be able to obtain the necessary funds for such project. The Company has incurred significant losses since its inception, resulting in an accumulated deficit of $4,089,362 at September 30, 1998. The rate of loss is expected to continue for the foreseeable future and until such time, if ever, as the Company is able to achieve sufficient levels of revenue from the commercial exploitation of its technologies to support its operations.

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

Completion of the research, development and commercialization of the Company's technologies or any potential application of such technologies will require significant additional effort, resources and time, including funding substantially greater than is currently available to the Company. Such research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of the funds allocated to complete such development, which could result in delay of research or development or substantial change or abandonment of research and development activities.

Results of Operations

The consolidated statement of operations and other financial and operating data for the three month period ended September 30, 1998 are derived from the unaudited financial statements of the Company included elsewhere herein. The unaudited pro forma consolidated statement of operations for the three month period ended September 30, 1997 represents the adjustments made to present the combined financial position of the Company and Solmecs as if the Acquisition had been effective as of July 1, 1997. Such pro forma information gives effect to the payment of $30,000 to officers in connection with employment agreements.

Three Months Ended September 30, 1998 Compared with Pro Forma Three Months Ended September 30, 1997

Total Revenues. Total revenues decreased by $6,470 or 88% to $873 for the three months ended September 30, 1998 compared to $7,343 for the three months ended September 30, 1997. The decrease is attributable to the decrease in sales of photovoltaic cells and panels.

Research and Development Costs. Research and development costs increased by $78,027 or 116% to $145,205 for the three months ended September 30, 1998, compared to $67,178 for the three months ended September 30, 1997. The increase is primarily due to (i) the increase in salaries due to the employment of additional scientific personnel,
(ii) the hiring of additional consultants for new projects feasibility testing, and (iii) the increase in rent fees associated with the leasing of new facilities in Omer Industrial Park.

Costs of Merchandise Purchased. Due to the decrease of sales of photovoltaic cells and panels, costs of merchandise purchased decreased by $2,445 or 94%, to $168 for the three months ended September 30, 1998, from $2,613 for the three months ended September 30, 1997.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased by $102,871 or 111% to $195,416 for the three months ended September 30, 1998, as compared to $92,545 for the three months ended September 30, 1997. This increase is primarily attributable to (i) foreign travel related to the marketing and implementation of the new technologies, (ii) salaries and related expenses resulting from the hiring of additional personnel for marketing positions, (iii) professional fees associated with services rendered to the Company and Solmecs, and (iv) fees associated with the leasing of new facilities in Omer Industrial Park.

One-Time Charge of Acquired Research and Development In-Process. The acquisition of Solmecs by the Company has been accounted for as a purchase and the excess purchase price over fair value of assets acquired of $3,772,054 has been reflected in the Company's statement of operations as acquired research and development in process. The Company has recorded a one-time charge for the write-off in full of such research and development in process as of the date of the Acquisition.

Operating Loss After One-Time Charge. Primarily due to the one-time charge of $3,772,054 reflecting the write-off of acquired research and development in process, operating Loss increased to $4,111,970 for the three months ended September 30, 1998, from $154,993 for the three months ended September 30, 1997. The increase is also attributable to an increase in expenses as set forth above as well as a decrease in sales of photovoltaic cells and panels.

Financing Income, Net. Financing income was $22,608 for the three months ended September 30, 1998, as compared to financing income of $2,974 for the three months ended September 30, 1997. The increase is attributable to interest earned on deposits.

Net Loss. As a result of the foregoing, net loss increased to $4,089,362 for the three months ended September 30, 1998 from $152,019 for the three months ended September 30, 1997.

Liquidity and Capital Resources

As of September 30, 1998, the Company had working capital of $3,644,444, a shareholders' equity of $3,490,122 and an accumulated deficit of $4,089,362. The improvement in shareholders' equity and working capital was due to proceeds received by the Company upon the consummation of the Public Offering on July 8, 1998.

During the period from inception through June 30, 1998, Batei Sefer Limlacha, a principal stockholder of the Company, loaned to the Company $110,108 for working capital purposes. During the period from September 1997 through June 30, 1998, Batei Sefer Limlacha loaned to Solmecs $375,000 for working capital purposes. The loans from Batei Sefer Limlacha were repaid in full by the Company on July 8, 1998.

In April 1998, Solmecs (Israel) Ltd. obtained a line of credit facility of approximately $270,000 from an Israeli bank allowing for overdraft for working capital purposes. The line of credit facility was secured by a fixed charge on Solmecs (Israel) Ltd.'s uncalled share capital and goodwill and a floating charge on all of its present and future acquired property and rights. The Company repaid the line of credit facility in full on July 9, 1998 resulting in the cancellation of the fixed and floating charges securing such obligation.

In April 1998, Solmecs obtained a loan of $60,000 from an unrelated third party. The loan did not bear interest and was repaid on the consummation of the Public Offering.

On July 8, 1998 the Company consummated the Public Offering of 1,041,044 Units consisting of Common Stock and Warrants for net proceeds to the Company of approximately $4,700,000 after expenses of the offering.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d) On July 8, 1998 the Company consummated its initial public offering (the "Public Offering") contemplated by its Registration Statement on Form SB-2 (file no. 333- 43955) which was declared effective by the Securities and Exchange Commission on June 29, 1998. A total of 1,197,200 Units were registered for sale by the Company to the public and 1,041,444 Units were sold to the public for gross proceeds of $5,986,003. Each Unit consisted of one share of common stock, $.01 par value per share, of the Company (the "Common Stock") and one Class A redeemable Common Stock purchase warrant (the "Warrants"). The Common Stock and Warrants included in the Units were registered in the Public Offering and became detachable and separately transferrable from the Units on September 29, 1998. In addition, 1,041,044 shares of Common Stock issuable upon exercise of the Warrants were registered. The Warrants are exercisable between June 29, 1999 and June 28, 2003. In addition, 104,104 Units were registered pursuant to an option granted to the Underwriter of the Public Offering.

         Net proceeds from the Offering were approximately $4,700,000. July 8, 1998 (the closing date of the Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of September 30, 1998 the Company has applied the balance of net proceeds from the Offering as follows: (i) approximately $70,000 to market research and marketing activities; (ii) approximately $150,000 to research and development;
         (iii) approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; and (v) approximately $130,000 to working capital and general corporate purposes.

         On July 8, 1998, contemporaneous with the consummation of the Public Offering, the Company acquired, in a tax free stock-for-stock transaction, all of the issued and outstanding capital stock of Solmecs Corporation N.V., a Netherlands Antilles company and its wholly-owned subsidiary Solmecs (Israel) Ltd. from Bayou International Ltd. ("Bayou") and issued to Bayou 499,701 shares of unregistered Common Stock of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1998.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November 1998.



                                SCNV ACQUISITION CORP.
                                (Registrant)


                                /s/  Herman Branover
                                -------------------------------------
                                Professor Herman Branover
                                President and Chief Executive Officer


                                /s/  Jacline Bavli
                                -------------------------------------
                                Jacline Bavli
                                Chief Financial Officer