Form 10QSB
period 1998-12-31
SCNV ACQUISITION CORP
filed 1999-02-22
CIK 1051934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the quarterly period ended DECEMBER 31, 1998.

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from __________________to___________________.

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


            --------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]


As of February 19, 1998, there were 2,082,088 shares of the issuer's
                    Common Stock outstanding
--------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):
Yes [_]   No [X]

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 1998
                                   FORM 10-QSB

                                      INDEX


                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of December 31, 1998
         (Unaudited) ........................................................ 1

         Consolidated Statements of Operations
         For the three and six and months ended December 31, 1998 and 1997
        (Unaudited) ......................................................... 2

         Consolidated Statement of Changes
         in Shareholders' Equity for the  six months
         ended December 31, 1998 (Unaudited) ................................ 3

         Consolidated Statement of Cash Flows
         For the six months ended December 31, 1998
         (Unaudited) ........................................................ 4

         Notes to Consolidated Financial Statements ......................... 5


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................. 7

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ......................... 14

Item 6.  Exhibits and Reports on Form 8-K .................................. 14

Signatures ................................................................. 16

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            December 31,
                                                                                1998
                                                                            ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                               $ 2,709,028
    Short-term investments                                                      513,157
    Trade receivables                                                            25,334
    Inventory                                                                    20,090
    Due from Elecmatec                                                           76,796
    Other receivables and prepaid expenses                                       81,178
                                                                            -----------
       Total current assets                                                   3,425,583
                                                                            -----------
FIXED ASSETS
    Cost                                                                        376,274
    Less - accumulated depreciation                                             140,277
                                                                            -----------
       Total fixed assets                                                       235,997
                                                                            -----------
       Total assets                                                         $ 3,661,580
                                                                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Sundry payables and accrued expenses                                    $   250,032
                                                                            -----------
       Total current liabilities                                                250,032

LONG TERM LIABILITIES
    Long term loan                                                              200,000
    Accrued severance pay                                                        96,278
                                                                            -----------
       Total long term liabilities                                              296,278
                                                                            -----------
       Total liabilities                                                        546,310
                                                                            -----------
SHAREHOLDERS' EQUITY
    Share capital
       Preferred stock $.01 par value, 1,000,000 shares authorized;
           none issued and outstanding
       Common stock $.01 par value, 10,000,000 shares authorized;
          2,082,088 shares issued and outstanding                                20,821
    Additional paid-in-capital                                                7,517,333
    Accumulated deficit                                                      (4,422,884)
                                                                            -----------
       Total shareholders' equity                                             3,115,270
                                                                            -----------
       Total liabilities and shareholders' equity                           $ 3,661,580
                                                                            ===========

     The accompanying notes are an integral part of this consolidated balance sheet.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the three months ended     For the six months ended
                                                          December 31,                 December 31,
                                                     1998           1997           1998           1997
                                                  -----------    -----------    -----------    -----------
                                                         (pro forma)                   (pro forma)
REVENUES

    Sales                                         $     6,976    $        23    $     7,165    $     3,350
    Contract services                                   9,607         28,349         10,291         32,365
                                                  -----------    -----------    -----------    -----------
       Total revenues                                  16,583         28,372         17,456         35,715
                                                  -----------    -----------    -----------    -----------

COSTS AND EXPENSES

    Research and development costs                    165,965         62,492        310,490        123,641
    Cost of merchandise purchased                       6,975            972          7,143          3,585
    Cost of contract services performed
       by subcontractors                                9,188         20,027          9,868         26,056
    Marketing expenses                                 59,490         21,962        127,163         29,926
    General and administrative expenses               144,426         93,133        272,169        177,714
                                                  -----------    -----------    -----------    -----------
       Total costs and expenses                       386,044        198,586        726,833        360,922
                                                  -----------    -----------    -----------    -----------

       Loss before one-time charge                   (369,461)      (170,214)      (709,377)      (325,207)

    One-time charge of acquired research
       and development in process                          --             --     (3,772,054)            --
                                                  -----------    -----------    -----------    -----------

       Operating Loss                                (369,461)      (170,214)    (4,481,431)      (325,207)

FINANCING INCOME NET                                   36,775          6,732         59,383          9,706

LOSS ON SALE OF FIXED ASSETS                             (836)            --           (836)            --
                                                  -----------    -----------    -----------    -----------

       Net loss                                   $  (333,522)   $  (163,482)   $(4,422,884)   $  (315,501)
                                                  ===========    ===========    ===========    ===========

Net loss per common share                         $     (0.16)   $     (0.16)   $     (2.12)   $     (0.30)
                                                  ===========    ===========    ===========    ===========
Weighted average number of common
    shares outstanding, basic and diluted           2,082,088      1,041,044      2,082,088      1,041,044
                                                  ===========    ===========    ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                          Number of          Share         Additional        Accumulated
                                           Shares           Capital      Paid-In-Capital       Deficit           Total
                                         -----------      -----------    ---------------     -----------         -----
Balance as of July 1, 1998                   541,343      $     5,413      $     2,179               --       $     7,592

Shares issued in connection with
initial public offering,
net of offering costs of $1,328,721        1,041,044           10,411        4,646,871               --         4,657,282

Shares issued to Bayou in
connection with the acquisition
of subsidiary                                499,701            4,997        2,868,283               --         2,873,280

Net Loss                                          --               --               --       (4,422,884)       (4,422,884)
                                         -----------      -----------      -----------      -----------       -----------

Balance as of December 31, 1998            2,082,088      $    20,821      $ 7,517,333      $(4,422,884)      $ 3,115,270
                                         ===========      ===========      ===========      ===========       ===========

     The accompanying notes are an integral part of this consolidated financial statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the six
                                                                                   months ended
                                                                                   December 31,
                                                                                       1998
                                                                                   ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss                                                                       $(4,422,884)
    Adjustments to reconcile net loss to net cash used in operating activities       3,918,230
                                                                                   -----------
       Net cash used in operating activities                                          (504,654)
                                                                                   -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Acquisition of subsidiary, net of cash acquired                                    (49,699)
    Investment in fixed assets                                                        (150,292)
    Short-term investments                                                            (513,157)
    Proceeds from sale of fixed assets                                                  12,680
                                                                                   -----------
       Net cash used in investing activities                                          (700,468)
                                                                                   -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Share capital issuance                                                           4,657,282
    Short term borowings, net                                                         (743,132)
                                                                                   -----------
       Net cash provided by financing activities                                     3,914,150
                                                                                   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                2,709,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                        --
                                                                                   -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                     $ 2,709,028
                                                                                   ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
    IN OPERATING ACTIVITIES
    Items not involving cash flows:
       Depreciation                                                                $    15,817
       Severance pay                                                                    74,836
       Loss on sale of fixed assets                                                        836
       Acquired research and development in process                                  3,772,054
    Changes in operating assets and liabilities:
       Decrease  in receivable and prepaid expenses                                    529,888
       Increase in Inventory                                                           (20,090)
       Decrease in sundry payables and accrued expenses                               (455,111)
                                                                                   -----------
                                                                                   $ 3,918,230
                                                                                   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
       Fair value of acquired assets and research and development in process       $ 3,994,649
       Less - liabilities assumed                                                   (1,067,369)
       Less - shares issued as consideration for acquisition of subsidiary          (2,873,280)
                                                                                   -----------
       Cash paid                                                                        54,000
       Less cash acquired                                                               (4,301)
                                                                                   -----------
                                                                                        49,699
                                                                                   ===========

     The accompanying notes are an integral part of this consolidated financial statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

The financial statements as of and for the three and six months ended December 31, 1998 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The financial statements have been prepared in a manner consistent with the 10-KSB filed for the fiscal year ended June 30, 1998 and should be read in connection with those financial statements. The comparative pro forma financial information for the three and six months ended December 31, 1997 pertain to the pro forma results of operations of SCNV Acquisition Corp. (the "Company") and Solmecs Corporation N.V. ("Solmecs") and its wholly-owned subsidiary Solmecs (Israel) Ltd. as if the combination described below had been effective as of July 1, 1997. The unaudited pro forma consolidated statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the combination had been completed as of July 1, 1997, nor is it necessarily indicative of the results of operations for future periods.

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

Subsequent event

The Company has entered into a letter of intent with Elecmatec Electro-Magnetic Technologies Ltd. ("Elecmatec") and the current stockholders of Elecmatec for the purchase of 90.4% of the outstanding shares of Elecmatec. The purchase price for the acquisition is the cash payment of $150,000 at closing (subsequent to December 31, 1998), and an additional payment of $150,000 to be invested in Elecmatec, on a sliding scale basis, upon successful completion by Elecmatec of certain third party debt or equity financing. In addition SCNV will loan to Elecmatec up to $1,000,000 to finance Elecmatec's activities until such financing is raised. In connection with this transaction, options to purchase 30,000 shares of Common Stock of SCNV will be issued. The exercise price of each option shall be the higher of (i) $1.00 and (ii) the per share market price of SCNV's shares of Common Stock on the date of grant. As of December 31, 1998 the Company advanced $76,796 to Elecmatec.

Elecmatec  is the owner of a patented  micro-gravity  casting  technology  which
enables  the  continuous   casting  of  metallic   composite   materials   under
gravity-free conditions. Elecmatec intends to establish a production plant at "Kiryat-Gat" a southern town of Israel to produce alloy and bi-metal strips for sale initially to engine bearing and other original equipment manufacturers in the automotive industry.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for further activities. Such forward-looking information involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements made by or on behalf of the Company. These risks, uncertainties and factors include, but are not limited to, those relating to the Company's growth strategy, the ability to hire and retain key personnel, uncertainty of feasibility of the Company's technologies and product development, uncertainty of market acceptance of the Company's technologies, relationships with and dependence on third-party equipment manufacturers and suppliers, uncertainties relating to government and regulatory policies and other political risks and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

The Company expects to manufacture and market certain technologies which have been identified by Solmecs and shown to be commercially viable. The Company is currently concentrating on the further development and commercialization of advanced double-sided photo-voltaic cells and silicon monocrystals, both of which are technologies developed by Russian scientists associated with the space and military industries of the former Soviet Union, and identified by the Company for commercial exploitation. Pursuant to an arrangement with a Russian company, the Company has begun to develop double-sided photo-voltaic cells for commercial distribution. Additionally, the Company has commenced the acquisition of materials and facilities from such Russian entities for the purpose of developing its own manufacturing capabilities for both photo-voltaic cells and silicon monocrystals. Management anticipates establishing production facilities in Israel for both of such technologies by late 1999.

In January 1999, the Company entered into a letter of intent with Elecmatec Electro-Magnetic Technologies, Inc. ("Elecmatec") and its stockholders for the acquisition of 90.4% of the outstanding capital stock of Elecmatec. Elecmatec is the owner of patented micro-gravity casting technology which enables the continuous casting of metallic composite materials under "gravity-free" conditions. Elecmatec intends to establish a manufacturing facility in Israel in 1999 to produce alloy and bi-metal strips for sale initially to engine bearing and other original equipment manufacturers in the automotive industry.

The Company further intends to offer its engineering services to industry and research institutions in the fields of LMMHD power technology and liquid metal engineering. Although the LMMHD power technology has been in development since the late 1970's, it has not yet reached commercialization. In order to achieve commercialization of such technology, the Company will be required to build a commercial scale demonstration plant, which will require a significant capital expenditure. The Company intends to commence building such a plant within the next few years, provided that it will be able to obtain the necessary funds for such project

The Company is continuing in its process of identifying proprietary technologies with potential for commercial viability. The Company intends to implement a four-step process with respect to the development of such proprietary technologies which it identifies for exploitation. Initially the Company, through its scientific, engineering and administrative personnel, will identify and analyze a number of such proposed advanced technologies. The Company will then assess the costs of further research and development (including the building and testing of prototypes, if indicated), seek to obtain intellectual property rights in viable technologies, develop a business plan detailing the exploitation of such technologies from the research and development phase through product commercialization, develop and, in some instances, implement financing strategies to further such business plan, and suggest and, in some cases, assemble a team of scientists and engineers most suitable for implementation of such business plan. Upon completion of the business development plan for each project, the Company may seek to manufacture and market the project itself, enter into strategic alliances for such commercialization, or sell or license the proprietary information and know-how to third parties in consideration of technology transfer or license fees.

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

Results of Operations

The consolidated statements of operations and other financial and operating data for the three and six month periods ended December 31, 1998 are derived from the unaudited financial statements of the Company included elsewhere herein. The unaudited pro forma consolidated statements of operations for the three and six month periods ended December 31, 1997 represents the adjustments made to present the combined financial position of the Company and Solmecs as if the Acquisition had been effective as of July 1, 1997. Such pro forma information gives effect to payment to officers in connection with employment agreements in the amount of $30,000 and $60,000 for the three and six months periods ended December 31, 1997, respectively.

Three Months Ended December 31, 1998 Compared with Pro Forma Three Months Ended December 31, 1997

Sales. Sales increased to $6,976 for the three months ended December 31, 1998 from $23 for the three months ended December 31, 1997. The increase in sales was primarily attributable to the increase in sales of photo-voltaic panels.

Contract Services. Contract services decreased to $9,607 for the three months ended December 31, 1998 from $28,349 for the three months ended December 31, 1997. The decrease is attributable to the reduction in contract services related to the completion of the "Dead Sea" project.

Total Revenues. Total revenues decreased by $11,789 or 42% to $16,583 for the three months ended December 31, 1998 compared to $28,372 for the three months ended December 31, 1997. The decrease is attributable to the decrease in contract services.

Research and Development Costs. Research and development costs increased by $103,473 or 166% to $165,965 for the three months ended December 31, 1998, compared to $62,492 for the three months ended December 31, 1997. The increase is primarily due to (i) the increase in salaries resulting from the employment of additional scientific personnel, (ii) the hiring of additional consultants for new projects feasibility testing and (iii) the increase in rent fees associated with the leasing of new facilities in Omer Industrial Park.

Costs of Merchandise Purchased. Due to the increase of sales of photo-voltaic cells and panels, costs of merchandise purchased increased by $6,003 or 618%, to $6,975 for the three months ended December 31, 1998, from $972 for the three months ended December 31, 1997.

Costs of Contract Services Performed by Subcontractors. Costs of contract services performed by subcontractors decreased by $10,839 or 54% to $9,188 for the three months ended December 31, 1998, as compared to $20,027 for the three months ended December 31, 1997. This decrease is mainly due to the reduction in services related to the completion of the "Dead Sea" project.

Marketing Expenses. Marketing expenses increased by $37,528 or 171% to $59,490 for the three months ended December 31, 1998, as compared to $21,962 for the three months ended December 31, 1997. This increase is primarily attributable to
(i) salaries and related expenses resulting from the hiring of additional marketing personnel and (ii) foreign travel related to the marketing and implementation of new technologies.

General and Administrative Expenses. General and administrative expenses increased by $51,293 or 55% to $144,426 for the three months ended December 31, 1998, as compared to $93,133 for the three months ended December 31, 1997. This increase is primarily attributable to (i) the increase in rent fees associated with the leasing of new facilities in Omer Industrial Park and (ii) salaries and related expenses resulting from the hiring of additional personnel.

Operating Loss. Operating loss increased to $369,461 for the three months ended December 31, 1998, from $170,214 for the three months ended December 31, 1997. This increase is primarily attributable to an increase in expenses as set forth above.

Financing Income, Net. Financing income was $36,775 for the three months ended December 31, 1998, as compared to financing income of $6,732 for the three months ended December 31, 1997. The increase is attributable to interest earned on deposits.

Net Loss. As a result of the foregoing, net loss increased to $333,522 for the three months ended December 31, 1998 from $163,482 for the three months ended December 31, 1997.

Six Months Ended December 31, 1998 Compared with Pro Forma Six Months Ended December 31, 1997

Sales. Sales increased to $7,165 for the six months ended December 31, 1998 from $3,350 for the six months ended December 31, 1997. The increase in sales was primarily attributable to the increase in sales of photo-voltaic panels.

Contract Services. Contract services decreased to $10,291 for the six months ended December 31, 1998 from $32,365 for the six months ended December 31, 1997. The decrease is attributable to the decrease in contract sales related to the completion of the "Dead Sea" project.

Total Revenues. Total revenues decreased by $18,259 or 51% to $17,456 for the six months ended December 31, 1998 compared to $35,715 for the six months ended December 31, 1997. The decrease is attributable to the decrease in contract services.

Research and Development Costs. Research and development costs increased by $186,849 or 151% to $310,490 for the six months ended December 31, 1998, compared to $123,641 for the six months ended December 31, 1997. The increase is primarily due to (i) the increase in salaries due to the employment of additional scientific personnel, (ii) the hiring of additional consultants for new projects feasibility testing and (iii) the increase in rent fees associated with the leasing of new facilities in Omer Industrial Park.

Costs of Merchandise Purchased. Due to the increase of sales of photo-voltaic cells and panels, costs of merchandise purchased increased by $3,558 or 99%, to $7,143 for the six months ended December 31, 1998, from $3,585 for the six months ended December 31, 1997.

Costs of Contract Services Performed by Subcontractors. Costs of contract services performed by subcontractors decreased by $16,188 or 62% to $9,868 for the six months ended December 31, 1998, as compared to $26,056 for the six months ended December 31, 1997. This decrease is mainly due to the reduction in services related to the completion of the "Dead Sea" project.

Marketing Expenses. Marketing expenses increased by $97,237 or 325% to $127,163 for the six months ended December 31, 1998, as compared to $ 29,926 for the six months ended December 31, 1997. This increase is primarily attributable to (i) salaries and related expenses resulting from the hiring of additional marketing personnel and (ii) foreign travel related to the marketing and implementation of new technologies.

General and Administrative Expenses. General and administrative expenses increased by $94,455 or 53% to $272,169 for the six months ended December 31, 1998, as compared to $ 177,714 for the six months ended December 31, 1997. This increase is primarily attributable to (i) salaries and related expenses resulting from the hiring of additional personnel, (ii) professional fees associated with services rendered to the Company and Solmecs, and (iii) the increase in rent fees associated with the leasing of new facilities in Omer Industrial Park.

One-Time Charge of Acquired Research and Development In-Process. The acquisition of Solmecs by the Company in July 1998 has been accounted for as a purchase and the excess purchase price over fair value of assets acquired of $3,772,054 has been reflected in the Company's statement of operations as acquired research and development in process. The Company recorded a one-time charge for the write-off in full of such research and development in process as of the date of the Acquisition.

Operating Loss After One-Time Charge. Primarily due to the one-time charge of $3,772,054 reflecting the write-off of acquired research and development in process, operating loss increased to $4,481,431 for the six months ended
December 31, 1998, from $325,207 for the six months ended December 31, 1997. This increase is also attributable to an increase in expenses as set forth above.

Financing Income, Net. Financing income was $59,383 for the six months ended December 31, 1998, as compared to financing income of $9,706 for the six months ended December 31, 1997. The increase is attributable to interest earned on deposits.

Net Loss. As a result of the foregoing, net loss increased to $4,422,884 for the six months ended December 31, 1998 from $315,501 for the six months ended December 31, 1997.

Liquidity and Capital Resources

The Company has not generated significant revenues and the Company does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully commercializes one or more of Solmecs' existing or future technologies or sells proprietary rights relating to one or more of Solmecs' existing or future technologies. The Company has incurred significant losses since inception, resulting in an accumulated deficit of $4,422,884 at December 31, 1998. The Company's cash requirements have been exceeding its cash flow from operations and its continuing cash requirements are expected to be significant due to, among other things, costs associated with the development of manufacturing facilities for advanced technologies such as double-sided photo-voltaic cells and silicon monocrystals, as well as the research and development of additional technologies identified or to be identified by the Company.

At December 31, 1998, the Company had working capital of $3,175,551 and shareholders' equity of $3,115,270. The improvement in shareholders' equity and working capital was due to proceeds received by the Company upon the consummation of the Public Offering on July 8, 1998.

In April 1998, Solmecs (Israel) Ltd. obtained a line of credit facility of approximately $270,000 from an Israeli bank allowing for overdraft for working capital purposes. The line of credit facility was secured by a fixed charge on Solmecs (Israel) Ltd'.s uncalled share capital and goodwill and a floating charge on all of its present and future acquired property and rights. The Company repaid the line of credit facility in full on July 9, 1998 resulting in the cancellation of the fixed and floating charges securing such obligation.

On July 8, 1998 the Company consummated the Public Offering of 1,041,044 Units consisting of Common Stock and Warrants for net proceeds to the Company of approximately $4,700,000 after expenses of the offering.

The Company's capital requirements will be significant. The Company is dependent upon the proceeds of the Public Offering to finance the operations of the Company, including the costs of market research and marketing activities, continued research and development efforts, establishing manufacturing capabilities and the acquisition of intellectual property rights. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations (including assumptions regarding the timing and progress of the Company's technologies), that the net proceeds of the Public Offering will be sufficient to satisfy the Company's contemplated cash requirements for at least until December 31, 1999. In the event that the Company's plans change, its assumptions change or prove inaccurate, or if the proceeds of the Public Offering prove to be insufficient to fund operations, the Company could be required to seek additional financing. Completion of the research, development and commercialization of the Company's technologies or any potential application of such technologies will require significant additional effort, resources and time including funding substantially greater than the proceeds of the Public Offering and otherwise currently available to the Company. Moreover, the proceeds received in the Public Offering may be insufficient to satisfy the scheduled projects, requiring the Company to seek additional financing. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Year 2000

In connection with the implementation of its business plan, the Company has evaluated and is in the process of updating its Information Technology ("IT") systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. As the Company takes measures to be in compliance, new programs are currently being tested. It is anticipated that the Company's IT systems will be substantially compliant by the end of the Company's first quarter of fiscal 2000 (September 30, 1999). Costs incurred by the Company to date to implement its plans have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

As the Company enters into commercial relationships it addresses year 2000 compliance with key business partners and sub-contractors and anticipates that such key business partners and sub-contractors who are not yet compliant will be prior to year end.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On July 8, 1998 the Company consummated its initial public offering (the "Public Offering") contemplated by its Registration Statement on Form SB-2 (file no. 333-43955) which was declared effective by the Securities and Exchange Commission on June 29, 1998. A total of 1,197,200 Units were registered for sale by the Company to the public and 1,041,444 Units were sold to the public for gross proceeds of $5,986,003. Each Unit consisted of one share of common stock, $.01 par value per share, of the Company (the "Common Stock"), and one Class A Redeemable Common Stock purchase warrant (the "Warrants"). The Common Stock and Warrants included in the Units were registered in the Public Offering and became detachable and separately transferrable from the Units on September 29, 1998. In addition, 1,041,044 shares of Common Stock issuable upon exercise of the Warrants were registered. The Warrants are exercisable between June 29, 1999 and June 28, 2003. In addition, 104,104 Units were registered pursuant to an option granted to the Underwriter of the Public Offering.

Net proceeds from the Offering were approximately $4,700,000. On July 8, 1998 (the closing date of the Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of December 31, 1998 the Company has applied the balance of net proceeds from the Offering as follows: (i) approximately $130,000 to market research and marketing activities;
(ii) approximately $311,000 to research and development; (iii) approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; (iv) approximately $98,000 for the purchase of equipment and machinery, and (v) approximately $272,000 to working capital and general corporate purposes.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the six month period ended December 31, 1998.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February 1999.


                                          SCNV ACQUISITION CORP.
                                          (Registrant)

                  February 19, 1999       /s/     Herman Branover
                                          --------------------------------------
                                          Professor Herman Branover
                                          President and Chief Executive Officer

                  February 19, 1999       /s/    Jacline Bavli
                                          --------------------------------------
                                          Jacline Bavli
                                          Chief Financial Officer