Form 10QSB
period 1999-03-31
SCNV ACQUISITION CORP
filed 1999-05-24
CIK 1051934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the quarterly period ended MARCH 31, 1999.

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from _____________to___________________.

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

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [_]

        As of May 15, 1999, there were 2,082,088 shares of the issuer's
                            Common Stock outstanding

Transitional Small Business Disclosure Format (check one):
Yes [_]        No [X]

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1999
                                   FORM 10-QSB

                                      INDEX



                                                                            Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet as of March 31, 1999
        (Unaudited) .......................................................   1

        Consolidated Statements of Operations
        For the three and nine months ended March 31, 1999
        and March 31, 1998
        (unaudited) .......................................................   2

        Consolidated Statement of Changes
        in Shareholders' Equity for the nine months
        ended March 31, 1999
        (Unaudited) .......................................................   3

        Consolidated Statement of Cash Flows
        For the nine months ended March 31, 1999
        (Unaudited) .......................................................   4

        Notes to Consolidated Financial Statements ........................   5


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................   7

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .........................  14

Item 6. Exhibits and Reports on Form 8-K ..................................  14

Signatures ................................................................  16

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                      March 31,
                                                                                        1999
                                                                                     -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                        $ 1,394,640
    Short-term investments                                                             1,120,123
    Trade receivables                                                                     42,921
    Inventory                                                                             20,090
    Due from Elecmatec                                                                   201,917
    Other receivables and prepaid expenses                                                93,145
                                                                                     -----------
       Total current assets                                                            2,872,836

FIXED ASSETS
    Cost                                                                                 611,735
    Less - accumulated depreciation                                                      149,099
                                                                                     -----------
       Total fixed assets                                                                462,636
                                                                                     -----------
OTHER ASSETS                                                                              30,000
                                                                                     -----------
       Total assets                                                                  $ 3,365,472
                                                                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Sundry payables and accrued expenses                                             $   348,003
                                                                                     -----------
       Total current liabilities                                                         348,003
                                                                                     -----------
 LONG TERM LIABILITIES
    Long term loan                                                                       200,000
    Accrued severance pay                                                                 99,360
                                                                                     -----------
       Total long term liabilities                                                       299,360
                                                                                     -----------
       Total liabilities                                                                 647,363
                                                                                     -----------
SHAREHOLDERS' EQUITY
    Share capital
       Preferred stock $.01 par value, 1,000,000 shares authorized;
           none issued and outstanding                                                        --
       Common stock $.01 par value, 10,000,000 shares authorized;
          2,082,088 shares issued and outstanding                                         20,821
    Additional paid-in-capital                                                         7,517,333
    Accumulated deficit                                                               (4,820,045)
                                                                                     -----------
       Total shareholders' equity                                                      2,718,109
                                                                                     -----------
       Total liabilities and shareholders' equity                                    $ 3,365,472
                                                                                     ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                                               SCNV ACQUISITION CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                 For the three months ended            For the nine months ended
                                                                          March 31,                             March 31,
                                                                   1999              1998               1999               1998
                                                               -----------        -----------        -----------        -----------
                                                                                  (pro forma)                           (pro forma)
REVENUES

    Sales                                                      $    43,905        $     3,161        $    51,070        $     6,511
    Contract services                                                   --                 --              1,869             32,365
                                                               -----------        -----------        -----------        -----------
      Total revenues                                                43,905              3,161             52,939             38,876
                                                               -----------        -----------        -----------        -----------

COSTS AND EXPENSES

    Research and development costs                             $   215,587             63,502            517,655            187,143
    Cost of merchandise purchased                                   37,930              1,672             45,073              5,257
    Cost of contract services performed
      by subcontractors                                                 --                 --              9,868             26,056
    Marketing expenses                                              39,958             43,308            167,121             73,234
    General and administrative expenses                            167,206            102,875            439,375            280,589
                                                               -----------        -----------        -----------        -----------
      Total costs and expenses                                     460,681            211,357          1,179,092            572,279
                                                               -----------        -----------        -----------        -----------

      Loss before one-time charge                                 (416,776)          (208,196)        (1,126,153)          (533,403)

    One-time charge of acquired research
      and development in process                                        --                 --         (3,772,054)                --
                                                               -----------        -----------        -----------        -----------

      Operating Loss                                              (416,776)          (208,196)        (4,898,207)          (533,403)

FINANCING INCOME (EXPENSES) NET                                     19,615            (10,945)            78,998             (1,239)

LOSS ON SALE OF FIXED ASSETS                                            --             (1,055)              (836)            (1,055)
                                                               -----------        -----------        -----------        -----------

      Net loss                                                 $  (397,161)       $  (220,196)       $(4,820,045)       $  (535,697)
                                                               ===========        ===========        ===========        ===========

Net loss per common share                                      $     (0.19)       $     (0.21)       $     (2.32)       $     (0.51)
                                                               ===========        ===========        ===========        ===========
Weighted average number of common
    shares outstanding, basic and diluted                        2,082,088          1,041,044          2,082,088          1,041,044
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

                                               SCNV ACQUISITION CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF CHANGES
                                                       IN SHAREHOLDERS' EQUITY
                                                             (Unaudited)

                                                    Number of          Share         Additional       Accumulated
                                                     Shares           Capital      Paid-In-Capital      Deficit            Total
                                                   -----------      -----------    ---------------    -----------       -----------
Balance as of July 1, 1998                             541,343      $     5,413      $     2,179               --       $     7,592

Shares issued in connection with
initial public offering,
net of offering costs of $1,328,721                  1,041,044           10,411        4,646,871               --         4,657,282

Shares issued to Bayou in
connection with the acquisition
of subsidiary                                          499,701            4,997        2,868,283               --         2,873,280

Net Loss                                                    --               --               --       (4,820,045)       (4,820,045)
                                                   -----------      -----------      -----------      -----------       -----------

Balance as of March 31, 1998                         2,082,088      $    20,821      $ 7,517,333      $(4,820,045)      $ 2,718,109
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

                               SCNV ACQUISITION CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Unaudited)

                                                                                                   For the nine
                                                                                                   months ended
                                                                                                    March 31,
                                                                                                       1999
                                                                                                   -----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss                                                                                       $(4,820,045)
    Adjustments to reconcile net loss to net cash used in operating activities                       3,873,430
                                                                                                   -----------
       Net cash used in operating activities                                                          (946,615)
                                                                                                   -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Acquisition of subsidiary, net of cash acquired                                                    (49,699)
    Investment in fixed assets                                                                        (385,753)
    Short-term investments                                                                          (1,120,123)
    Investment in other assets                                                                         (30,000)
    Proceeds from sale of fixed assets                                                                  12,680
                                                                                                   -----------
       Net cash used in investing activities                                                        (1,572,895)
                                                                                                   -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Share capital issuance                                                                           4,657,282
    Short term borowings, net                                                                         (743,132)
                                                                                                   -----------
       Net cash provided by financing activities                                                     3,914,150
                                                                                                   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                1,394,640
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                                        --
                                                                                                   -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                     $ 1,394,640
                                                                                                   ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
    IN OPERATING ACTIVITIES
    Items not involving cash flows:
       Depreciation                                                                                $    24,639
       Severance pay                                                                                    77,918
       Loss on sale of fixed assets                                                                        836
       Acquired research and development in process                                                  3,772,054
    Changes in operating assets and liabilities:
       Decrease  in receivable and prepaid expenses                                                    375,213
       Increase in Inventory                                                                           (20,090)
       Decrease in sundry payables and accrued expenses                                               (357,140)
                                                                                                   -----------
                                                                                                   $ 3,873,430
                                                                                                   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
       Fair value of acquired assets and research and development in process                       $ 3,994,649
       Less - liabilities assumed                                                                   (1,067,369)
       Less - shares issued as consideration for acquisition of subsidiary                          (2,873,280)
                                                                                                   -----------
       Cash paid                                                                                        54,000
       Less cash acquired                                                                               (4,301)
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

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

The financial statements as of and for the three and nine months ended March 31, 1999 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The financial statements have been prepared in a manner consistent with the annual report on Form 10-KSB filed for the fiscal year ended June 30, 1998 and should be read in connection with those financial statements. The comparative pro forma financial information for the three and nine months ended March 31, 1998 pertain to the pro forma results of operations of SCNV Acquisition Corp. (the "Company") and Solmecs Corporation N.V. ("Solmecs") and its wholly-owned subsidiary Solmecs (Israel) Ltd. as if the combination described below had been effective as of July 1, 1997. The unaudited pro forma consolidated statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been assuming the combination had been completed as of July 1, 1997, nor is it necessarily indicative of the results of operations for future periods.

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

Subsequent event

Subsequent to March 31, 1999, the Company has acquired 90.4% of the outstanding shares of Elecmatec Electro-Magnetic Technologies Ltd. ("Elecmatec"), an affiliated company. The purchase price for the acquisition included the cash payment of $150,000 at closing, and an additional payment of $150,000 paid to selling shareholders, on a sliding scale basis, upon successful completion by Elecmatec of certain third party debt or equity financing. In addition SCNV will loan to Elecmatec or guarantee loans taken by Elecmatec or third parties, up to $1,000,000 to finance Elecmatec's activities until such financing is raised. In connection with this transaction, options to purchase 30,000 shares of Common Stock of the Company were issued. The exercise price of each option is $1.00 per share. As of March 31, 1999, the Company had advanced $201,917 to Elecmatec and provided a guarantee, for the benefit of Elecmatec, in the amount of $162,000, in anticipation of the acquisition .

Elecmatec  is the owner of a patented  micro-gravity  casting  technology  which
enables  the  continuous   casting  of  metallic   composite   materials   under
gravity-free conditions. Elecmatec intends to establish a production plant at Kiryat-Gat a southern town of Israel to produce alloy and bi-metal strips for sale initially to engine bearing and other original equipment manufacturers in the automotive industry.

Substantial additional capital will be required for the commercialization of this technology.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for further activities. Such forward-looking information involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements made by or on behalf of the Company. These risks, uncertainties and factors include, but are not limited to, those relating to the Company's growth strategy, uncertainty of the availability of additional financing, the ability to hire and retain key personnel, uncertainty of feasibility of the Company's technologies and product development, uncertainty of market acceptance of the Company's technologies, relationships with and dependence on third-party equipment manufacturers and suppliers, uncertainties relating to government and regulatory policies and other political risks and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

The Company expects to manufacture and market certain technologies which have been identified by Solmecs and shown to be commercially viable. The Company is currently concentrating on the further development and commercialization of advanced double-sided photo-voltaic cells and silicon monocrystals, both of which are technologies developed by Russian scientists associated with the space and military industries of the former Soviet Union, and identified by the Company for commercial exploitation. Pursuant to an arrangement with a Russian company, the Company has commenced the commercial distribution of novel double-sided bi-facial photo-voltaic cells. Additionally, the Company has commenced the acquisition of materials and facilities from such Russian entities for the purpose of developing its own manufacturing capabilities for both photo-voltaic cells and silicon monocrystals. Management anticipates establishing production facilities in Israel for both of such technologies by late 1999.

In February 1999, the Company acquired from a third party certain rights to produce, market and distribute an electronic pocket dictionary on a world wide basis, except for Israel. The Company has begun to market and distribute the Hebrew-English electronic pocket dictionary currently manufactured by such third party.

In May 1999, the Company acquired 90.4% of the outstanding shares of Elecmatec Electro-Magnetic Technologies, Inc. ("Elecmatec") an affiliated company. Elecmatec is the owner of a patented micro-gravity casting technology which
enables  the  continuous   casting  of  metallic   composite   materials   under
gravity-free conditions. Elecmatec intends to establish a production plant at Kiryat-Gat a southern town of Israel, to produce alloy and bi-metal strips for sale initially to engine bearing and other original equipment manufacturers in the automotive industry.

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

Completion of the commercialization of the Company's technologies or any potential application of such technologies will require significant additional effort, resources and time, including funding substantially greater than is currently available to the Company. Such research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of the funds allocated to complete such development, which could result in delay of research or development or substantial change or abandonment of research and development activities.

Results of Operations

The consolidated statements of operations and other financial and operating data for the three and nine month periods ended March 31, 1999 are derived from the unaudited financial statements of the Company included elsewhere herein. The unaudited pro forma consolidated statements of operations for the three and nine month periods ended March 31, 1998 represents the adjustments made to present the combined financial position of the Company and Solmecs as if the Acquisition had been effective as of July 1, 1997. Such pro forma information gives effect to payment to officers in connection with employment agreements in the amount of $30,000 and $90,000 for the three and nine months periods ended March 31, 1998, respectively.

Three Months Ended March 31, 1999 Compared with Pro Forma Three Months Ended March 31, 1998

Sales. Sales increased to $43,905 for the three months ended March 31, 1999 from $3,161 for the three months ended March 31, 1998. The increase in sales is primarily attributable to (i) the increase in sales of photo-voltaic panels, in particular the new bi-facial panels and, (ii) the commencement of sales of electronic pocket dictionaries pursuant to a distribution arrangement with TextOn Ltd.

 Total Revenues. Total revenues increased to $43,905 for the three months ended March 31, 1999 compared to $3,161 for the three months ended March 31, 1998. The increase is attributable to sales of photo-voltaic panels and electronic pocket dictionaries as set forth above.

Research and Development Costs. Research and development costs increased by $152,085 or 239% to $215,587 for the three months ended March 31, 1999, compared to $63,502 for the three months ended March 31, 1998. The increase is primarily due to (i) the increase in salaries resulting from the employment of additional scientific personnel, (ii) the increase in rent fees associated with the leasing of new facilities in Omer Industrial Park and (iii) the acquisition of proprietary technologies from a third party.

Costs of Merchandise Purchased. Due to the increase of sales of photo-voltaic panels, and to the electronic pocket dictionary sales, costs of merchandise purchased increased to $37,930 for the three months ended March 31, 1999, from $1,672 for the three months ended March 31, 1998.

Marketing Expenses. Marketing expenses decreased by $3,350 or 8% to $39,958 for the three months ended March 31, 1999, as compared to $43,308 for the three months ended March 31, 1998.

General and Administrative Expenses. General and administrative expenses increased by $64,331 or 63% to $167,206 for the three months ended March 31, 1999, as compared to $102,875 for the three months ended March 31, 1998. This increase is primarily attributable to (i) the increase in rent fees associated with the leasing of new facilities in Omer Industrial Park, (ii) salaries and related expenses resulting from the hiring of additional personnel and, (iii) to the expenses related to the proposed acquisition of Elecmatec by the Company.

Operating Loss. Operating loss increased to $416,776 for the three months ended March 31, 1999, from $208,196 for the three months ended March 31, 1998. This increase is primarily attributable to an increase in expenses as set forth above.

Financing Income, Net. Financing income was $19,615 for the three months ended March 31, 1999, as compared to financing expenses of $10,945 for the three months ended March 31, 1998. The increase is attributable to interest earned on deposits.

Net Loss. As a result of the foregoing, net loss increased to $397,161 for the three months ended March 31, 1999 from $220,196 for the three months ended March 31, 1998.


Nine Months Ended March 31, 1999 Compared with Pro Forma Nine Months Ended March 31, 1998

Sales. Sales increased to $51,070 for the nine months ended March 31, 1999 from $6,511 for the nine months ended March 31, 1998. The increase in sales is primarily attributable to (i) the increase in sales of photo-voltaic panels and cells, including the new bi-facial panels and (ii) the commencement of sales of electronic pocket dictionaries.

Contract Services. Contract services decreased to $1,869 for the nine months ended March 31, 1999 from $32,365 for the nine months ended March 31, 1998. The decrease is attributable to the reduction in contract services related to the completion of the "Dead Sea" project.

Total Revenues. Total revenues increased by $14,063 or 36% to $52,939 for the nine months ended March 31, 1999 compared to $38,876 for the nine months ended March 31, 1998. The increase is primarily attributable to the increase in sales of photo-voltaic panels and cells and, to a lesser extent, on the sales of electronic pocket dictionaries.

Research and Development Costs. Research and development costs increased by $330,512 or 177% to $517,655 for the nine months ended March 31, 1999, compared to $187,143 for the nine months ended March 31, 1998. The increase is primarily due to (i)
the increase in salaries due to the employment of additional scientific personnel, (ii) the hiring of additional consultants for new projects feasibility testing, (iii) the increase in rent fees associated with the leasing of new facilities in Omer Industrial Park and (iv) the acquisition of certain proprietary technologies from a third party.

Costs of Merchandise Purchased. Due primarily to the increase in sales of photo-voltaic cells and panels and to a lesser extent to sales of electronic pocket dictionaries, costs of merchandise purchased increased to $45,073 for the nine months ended March 31, 1999, from $5,257 for the nine months ended March 31, 1998.

Costs of Contract Services Performed by Subcontractors. Costs of contract services performed by subcontractors decreased by $16,188 or 62% to $9,868 for the nine months ended March 31, 1999, as compared to $26,056 for the nine months ended March 31, 1998. This decrease is mainly due to the reduction in services related to the completion of the "Dead Sea" project.

Marketing Expenses. Marketing expenses increased by $93,887 or 128% to $167,121 for the nine months ended March 31, 1999, as compared to $73,234 for the nine months ended March 31, 1998. This increase is primarily attributable to (i) salaries and related expenses resulting from the hiring of additional marketing personnel and (ii) foreign travel related to the marketing and implementation of new technologies.

General and Administrative Expenses. General and administrative expenses increased by $158,786 or 57% to $439,375 for the nine months ended March 31, 1999, as compared to $ 280,589 for the nine months ended March 31, 1998. This increase is primarily attributable to (i) salaries and related expenses resulting from the hiring of additional personnel, (ii) professional fees associated with services rendered to the Company and Solmecs, (iii) the increase in rent fees associated with the Omer Industrial Park facilities and (iv) the costs and expenses related to the proposed acquisition of Elecmatec by the Company.

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

Operating Loss after One-Time Charge. The increase in operating loss to $4,898,207 for the nine months ended March 31, 1999, from $533,403 for the nine months ended March 31, 1998 is primarily due to (i) the one-time charge of $3,772,054 reflecting the write-off of acquired research and development in process, and (ii) an increase in expenses as set forth above.

Financing Income, Net. Financing income was $78,998 for the nine months ended March 31, 1999, as compared to financing expenses of $1,239 for the nine months ended March

31, 1998. The increase is attributable to interest earned on deposits.

Net Loss. As a result of the foregoing, net loss increased to $4,820,045 for the nine months ended March 31, 1999 from $535,697 for the nine months ended March 31, 1998.

Liquidity and Capital Resources

The Company has not generated significant revenues and the Company does not expect to generate any meaningful revenues for the foreseeable future and until such time, if ever, as it successfully commercializes one or more of Solmecs' existing or future technologies or sells proprietary rights relating to one or more of Solmecs' existing or future technologies. The Company has incurred significant losses since inception, resulting in an accumulated deficit of $4,820,045 at March 31, 1999. The Company's cash requirements have been exceeding its cash flow from operations and its continuing cash requirements are expected to be significant due to, among other things, costs associated with the development of manufacturing facilities for advanced technologies such as the micro-gravity casting technology of Elecmatec double-sided photo-voltaic cells and silicon monocrystals, as well as the research and development of additional technologies identified or to be identified by the Company.

At March 31, 1999, the Company had working capital of $2,524,833 and shareholders' equity of $2,718,109. The improvement in shareholders' equity and working capital was due to proceeds received by the Company upon the consummation of the Public Offering on July 8, 1998.

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

Completion of the commercialization of the Company's technologies or any potential application of such technologies including, without limitation, the technology of Elecmatec, in which the Company acquired a 90.4% interest in May 1999, will require significant additional effort, resources and time including funding substantially greater than the proceeds of the Public Offering and otherwise currently available to the Company. Moreover, the proceeds received in the Public Offering will be insufficient to satisfy the scheduled projects, requiring the Company to seek additional financing. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Year 2000

In connection with the implementation of its business plan, the Company has evaluated and is in the process of updating its Information Technology ("IT") systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. As the Company takes measures to be in compliance, new programs are currently being tested. It is anticipated that the Company's "IT" systems will be substantially compliant by the end of the Company's first quarter of fiscal 2000 (September 30, 1999). Costs incurred by the Company to date to implement its plans have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

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

Net proceeds from the Offering were approximately $4,700,000. On July 8, 1998 (the closing date of the Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of March 31, 1999 the Company has applied the balance of net proceeds from the Offering as follows: (i) approximately $168,000 to market research and marketing activities;
(ii) approximately $518,000 to research and development; (iii) approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; (iv) approximately $386,000 for the purchase of equipment and machinery, and (v) approximately $439,000 to working capital and general corporate purposes.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the nine month period ended March 31, 1999.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SCNV ACQUISITION CORP.
                                          (Registrant)

       May 19, 1999                  /s/  Herman Branover
                                          -------------------------------------.
                                          Professor Herman Branover
                                          President and Chief Executive Officer

       May 19, 1999                  /s/  Jacline Bavli
                                          -------------------------------------.
                                          Jacline Bavli
                                          Chief Financial Officer