Form 10KSB
period 1999-06-30
SCNV ACQUISITION CORP
filed 1999-10-13
CIK 1051934

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)     [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15  (d)  OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_].

The Issuer's revenues for the fiscal year ended June 30, 1999 were $67,693.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates was approximately $650,652 as at the close of business on October 12, 1999.

The number of shares of Common Stock outstanding as at October 12, 1999, was 2,082,088.

Documents incorporated by reference: None

                              SCV Acquisition Corp.

                                   Form 10-KSB

                                Table of Contents



Part I

   ITEM 1.  Description of the Business ............................................    3

   ITEM 2.  Description of Property ................................................   11

   ITEM 3.  Legal Proceedings ......................................................   11

   ITEM 4.  Submissions of Matters to a Vote of Security Holders ...................   11


Part II

   ITEM 5.  Market for Common Equity and Related Stockholder Matters ...............   11

   ITEM 6.  Management's Discussion and Analysis or Plan of Operation ..............   12

   ITEM 7.  Financial Statements ...................................................   16

   ITEM 8.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure ...................................................   16


Part III

   ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
            with Section 16(a) of the Exchange Act .................................   17

   ITEM 10.  Executive Compensation ................................................   18

   ITEM 11. Security Ownership of Certain Beneficial Owners and Management .........   21

   ITEM 12. Certain Relationships and Related Transactions .........................   22

   ITEM 13.  Exhibits, Lists and Reports on Form 8-K ...............................   22

Part I.

ITEM 1.  Description of the Business

     The  Private  Securities  Litigation  Reform  Act of 1995  provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements made by or on the behalf of the Company. These risks, uncertainties and factors include, but are not limited to, those relating to the uncertainty regarding the Company's ability to continue as a going concern and the qualification of the auditor's report on the Company's financial statements to that effect, uncertainties regarding the Company's growth strategy, uncertainty of the availability of additional financing, uncertainties regarding the Company's ability to fulfill its commitments under the acquisition agreements relating to a subsidiary and to commercialize the technology of such subsidiary, the ability to hire and retain key personnel, uncertainty of feasibility of the Company's technologies and product development, uncertainty of market acceptance of the Company's technologies, relationships with and dependence on third-party equipment manufacturers and suppliers, uncertainties relating to government and regulatory policies and other political risks and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

     SCNV Acquisition Corp., a Delaware corporation (the "Company") incorporated on May 19, 1997, was organized to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. Since its inception the Company has been engaged principally in organizational activities, including developing a business plan, matters directly related to the initial public offering of its securities and the acquisition of an Israel based company (as described below) and the acquisition of identified technologies or manufacturing facilities for certain technologies for further development, production and commercialization. The Company intends to continue to identify, select and develop technologies invented by scientists from the former Soviet Union as well as from other countries with potential for commercialization.

Initial Public Offering and Acquisition of Solmecs Corporation N.V.

     On July 8, 1998, the Company consummated an initial public offering (the "Public Offering") of 1,041,044 units (the "Units") each Unit consisting of one share of common stock, $.01 par value per share, of the Company (the "Common Stock") and one Class A redeemable Common Stock purchase warrant (the "Warrants") for net proceeds to the Company of approximately $4,600,000. Contemporaneous with the consummation of the Public Offering, the Company acquired, in a tax free stock-for-stock transaction (the "Acquisition"), all of the issued and outstanding capital stock of Solmecs Corporation, N.V. ("Solmecs"), a Netherlands Antilles company, and its wholly-owned subsidiary Solmecs (Israel) Ltd. ("SIL"), the operations of which are located in Israel. (Unless the context otherwise requires, Solmecs and SIL shall be referred to herein as the "Company" or "SCNV").

     Solmecs was organized in 1980 to engage in the research, development and commercialization of high energy, low pollution products in the energy conversion and conservation fields. From 1980 until the mid-1990's Solmecs was primarily engaged in the development of Liquid Metal Magnetohydrodynamics ("LMMHD") energy conversion technology, a process developed approximately 20 years ago by Professor Herman Branover, a Soviet emigre to Israel who is the President and a director of the Company.

     Solmecs owns certain technologies identified for future commercial exploitation which have been developed by scientists in and scientists that have emigrated from the former Soviet Union. The technologies identified by Solmecs for exploitation are in various stages of development and include technologies that have begun to be commercialized as well as technologies that the Company believes may be ready for commercialization in the near future.

Strategy

     The Company's strategy is to commercially exploit those technologies identified by Solmecs to be viable for development and to identify and develop innovative technologies which represent advances over existing products and technologies with potential commercial viability.

     The strategy employed by the Company in commercially developing proprietary technologies varies depending on the state of the identified technology. In some cases the third-party technology identified by the Company may have already reached an advanced stage, such as the manufacture of prototypes or production of testing samples. In such cases the Company would forego the early analysis and development processes and acquire the production facilities or third-party distribution rights. Generally, however, the Company will implement a four-step process with respect to the identification, development and commercialization of early-stage proprietary technologies. Initially the Company, through its scientific, engineering and administrative personnel, will seek to identify and analyze a number of proposed advanced technologies with potential commercial viability. The Company will then assess the costs of further research and development (including the building and testing of prototypes, if required) and seek to obtain intellectual property rights in viable technologies. Upon the establishment of the commercial viability of certain technologies, the Company will develop a business plan detailing the exploitation of such technologies from the research and development phase through product commercialization, develop and, in some instances, implement financing strategies to further such business plan, and suggest and, in some cases, assemble a team of scientists and engineers most suitable for implementation of such business plan. Upon completion of the business development plan for each project, the Company may seek to manufacture (directly or through contractors) and market (directly or through distributors) the project itself, enter into strategic alliances for such commercialization, or sell or license the proprietary information and know-how to a third party in consideration of technology transfer or license fees.

     The Company's capital requirements will be significant. The Company is dependent upon the remaining proceeds of the Public Offering to finance the operations of the Company, including the costs of market research and marketing activities, continued research and development efforts, establishing manufacturing capabilities and the acquisition of intellectual property rights. Completion of the commercialization of the Company's technologies or any potential application of such technologies, including, without limitation, the technology of Elecmatec, in which the Company acquired a 90.4% interest in May 1999, will require significant additional effort, resources and time, including funding substantially greater than the remaining proceeds of the Public Offering or otherwise currently available to the Company. Moreover, the remaining proceeds of the Public Offering will be insufficient to satisfy the scheduled projects, requiring the Company to seek additional financing. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

     The Company has incurred substantial operating losses and at June 30, 1999, has an accumulated deficit of approximately $5,740,000. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company is dependent upon its ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern.

     The Company plans to finance its operations and capital expenditure by receiving additional credit lines and bank loans. The Company is also negotiating with potential investors/partners who would provide bridge financing until the Company will begin to produce and sell its products. There is no assurance that such credit lines, bank loans or bridge financing will be available to the Company when needed, on commercially reasonable terms or at all.

Products and Technologies Commercially Distributed by the Company

     The Company is presently engaged in limited commercial distribution of the products set forth below. In addition, the Company is involved in the further development or enhancement of each of the following technologies through a joint venture with a third party manufacturer or through direct ownership of the development and production process.

     o Advanced Bi-Facial Photovoltaic Panels. Advanced bi-facial photovoltaic panels were developed by Solmecs in conjunction with Russian scientists working in the space and military industries of the former Soviet Union and are considered by the Company to be more reliable and more efficient than one-sided photovoltaic panels currently available in the market. These panels are made of bi-facial cells which allow more surface area to absorb solar energy, including solar energy that is reflected back from the ground, resulting in approximately 30% more power. Each unit occupies less space and requires fewer panels than currently available technology. Pursuant to an arrangement with a Russian manufacturer, the Company, through Solmecs, acts as the distributor of such manufacturer's one-sided and advanced bi-facial photovoltaic panels.

               In September 1998, Solmecs acquired the rights to photovoltaic technology developed by the Association for the Development of International Energy Projects (the "Association"), located in Beersheba, Israel. Pursuant to the acquisition, Solmecs agreed to pay certain royalties to the Association from revenues generated by Solmecs from sales of photovoltaic panels manufactured by Solmecs or from licensing of the photovoltaic technology. In November, 1998, Solmecs acquired materials, equipment and engineering services from the Russian entity in order to establish its own manufacturing facilities for the production of both one-sided and advanced bi-facial photovoltaic panels. The Company is establishing a manufacturing facility for photovoltaic panels at its principal office location in Omer, Israel, and expects to have the facility completed by late 1999. The Company will require additional funds, not currently available to the Company, to commence and maintain production of photovoltaic panels from these facilities. Provided that the Company is able to obtain, on a timely basis, the additional funds necessary, the Company anticipates production of commercial panels during the 2000 fiscal year. The Company further expects to continue to act as distributor of the Russian entity's photovoltaic panels. Moreover, the Company, through a joint effort with the Russian entity, has developed a patent for the bi-facial panel technology and expects to file the patent initially in Israel by late 1999. The patent will name Solmecs as the sole owner of the technology addressed therein.

          Solmecs had limited sales of photovoltaic panels, based solely on its distribution arrangement with the Russian entity, during the fiscal year ended June 30, 1999.

     o Electronic Pocket Dictionaries. Pursuant to an agreement dated February 4, 1999, Solmecs acquired the worldwide rights (exclusive of Israel) to develop, produce, market and distribute an advanced electronic pocket dictionary developed by Text-On Ltd., an Israeli company. The electronic dictionary is a hand-held battery-powered device roughly the size of a calculator, that enables the user to quickly and accurately obtain translations of words from one language into another language and vice versa as well as obtain definitions, synonyms and related information for each word. The Company is currently engaged in marketing and distribution of the Hebrew/English and Russian/English pocket dictionaries in the United States. Solmecs recently completed development of a Spanish/English pocket dictionary which incorporates the electronically formatted data of a recognized Spanish/English Dictionary and expects to complete manufacturing of the first 2,000 commercial units in November, 1999. Solmecs is negotiating promotional and marketing arrangements with two entities including one of the largest catalogue marketing and promotions companies associated with the worldwide airline industry, for marketing of the Spanish/English electronic dictionary. Depending on the success of the Spanish/English dictionary, the Company may pursue development of alternative language dictionaries or enhanced models capable of being programmed for multiple languages.

          In accordance with the terms of the acquisition agreement, Solmecs has entered into an employment arrangement with the founder of the pocket dictionary technology to oversee the marketing and distribution of existing electronic dictionaries and the development and production of new electronic dictionaries such as the Spanish/English dictionary. Additionally, Solmecs has agreed to pay royalties from sales of the electronic dictionaries to Text-On Ltd., for a period of fifteen years from the date of the agreement. See "Royalties and Licensing Fee Obligations."

          During the fiscal year ended June 30, 1999, the Company had limited sales of Hebrew/English and Russian/English electronic dictionaries in the United States.

     There can be no assurance that the Company's efforts will result in the successful commercialization of any of the Company's current technologies.

Product and Technologies Developed by the Company for Commercial Production

     The Company intends to concentrate on the further development of a number of technologies identified or acquired by the Company for commercial exploitation, including: (i) micro-gravity production of metal alloys for the manufacture of bearings and other metal-based parts for use by the automotive industry, (ii) enhanced silicon monocrystals for use in the electronic chip and photovoltaics industries, and (iii) carbon dioxide absorption plants for use by industrial energy generation facilities.

     o Micro Gravity Produced Metal Alloys. In May, 1999, the Company acquired a 90.4% interest in Elecmatec Electro-Magnetic Technologies, Ltd. ("Elecmatec"), an Israeli company engaged in advanced engineering, testing and production of metal alloys under conditions that simulate zero gravity. "Micro-gravity" production of alloys provides for better control of the amount, combination and distribution of various metal and non-metal components in the alloy, which might not be possible through standard means of production. These combinations have been shown to produce more durable alloys for production of engine bearings for use by the automotive industry.

          The Company has completed the development of the "micro-gravity" manufacturing process and has produced limited quantities of test alloys which have been used in preliminary tests performed by a major automobile manufacturer. A third party is proceeding with the construction of a manufacturing facility in Kiryat Gat, Israel, which it will lease to Elecmatec for commercial production of metal alloys. Construction of such facility is dependent upon Elecmatec meeting its obligation to provide certain financing which, in turn, is dependent on the Company providing certain financing to Elecmatec. If such financing is obtained, on a timely basis, it is anticipated that the production facility will be completed and operational by the end of 2000.

     o Monocrystals. Solmecs, in cooperation with a scientist in Russia, has identified a potential use of LMMHD phenomena in the growth of monocrystals, which are among the critical components of the electronic chip and photovoltaic industries. The Company believes that the application of LMMHD methods in the production of these monocrystals will result in monocrystals of larger size with fewer imperfections, and thus a greater yield of usable material than standard monocrystals. It is believed that this will substantially increase the commercial value of such monocrystals. The Company intends to apply this method initially to monocrystals of silicon and subsequently to monocrystals of gallium-arsenide and cadmium-telluride, which the Company believes may serve as alternatives to silicon chips (chips based on monocrystals of silicon) in the computer and electronics industries.

          In November, 1998, the Company acquired equipment to be used in three production facilities currently being set up for growing silicon monocrystals. Two of these facilities will be dedicated to the production of standard size silicon monocrystals with the quality necessary for use in both sophisticated electronics and photovoltaics. The Company anticipates that each of these facilities will be completed by early 2000. Provided that the Company is able to obtain, on a timely basis, the additional funds necessary to commence production, the Company anticipates production of commercial silicon monocrystals by mid-2000. The Company further anticipates that when these facilities are fully operational, they will have a production capacity of approximately 6,000 kilograms of silicon monocrystals per year.

          The Company  intends to utilize the third  facility  for  experimental application of its proprietary LMMHD technology in the growth of larger silicon monocrystals. The Company, in coordination with the Russian scientist noted above developed a patent for the application of LMMHD technology in monocrystal growth which was filed in Israel, earlier this year. The patent names Solmecs as the owner of the technology covered thereby. The application of LMMHD technology to the growth of monocrystals is still in the early experimental stage and will not be ready for testing of prototypes for at least one year and for production of commercial silicon monocrystals utilizing LMMHD technology for at least two years. With respect to monocrystals of gallium-arsenide and cadmium-telluride, the Company does not anticipate that a development process utilizing LMMHD will be ready for industrial application, if at all, for at least three years.

     o Carbon Dioxide Absorption. The Company is proceeding with preliminary development of two separate but related technologies for the capture and removal of environmentally hazardous carbon dioxide emissions primarily from fuel burning power stations. Currently existing technologies for such emission removal are costly and consume a large percentage of energy produced by the power station. The technologies being developed by the Company, which involve a patent-pending material with certain absorption properties, have been shown through preliminary tests performed by the Company to be more cost efficient and consume substantially smaller percentages of a power station's energy production. Solmecs acquired the rights to these technologies from the Association in September 1998, and, pursuant to the acquisition, has agreed to pay royalties to the Association from revenues generated from sales of the product or licensing of the technology.

          The Company has performed a preliminary feasibility study of its absorption technology for a large Norwegian oil production entity and is pursuing negotiations with such entity for the construction of a semi-industrial pilot prototype. While the Company believes that this technology has potential commercial viability, it does not expect to have a commercially operating plant or facility completed before the end of 2001.

     The Company will require additional funds, not currently available to the Company, to (i) facilitate the construction of the Kiryat Gat facility, (ii) commence and maintain production of commercialized silicon monocrystals, and
(iii) continue the development of LMMHD enhanced monocrystals and a carbon dioxide absorption plant. There is no assurance that such funds will be available to the Company when needed, on commercially reasonable terms or at all.

     With respect to the solar/electrical hot water tank control/display system developed by Solmecs, which was previously reported on, the Company has determined to delay commercial production of this system indefinitely. Consequently, there have been no sales of the system through June 30, 1999.

LMMHD Energy Conversion Technology

     Since the early 1980's, Solmecs has been involved in further advancement and perfection of LMMHD energy conversion technology. This technology is distinctive from conventional energy producing steam turbo-generator technology in which steam, produced in a boiler, propels a turbine which in turn forces the rotation of an electrical generator. Although the LMMHD process also employs the use of steam, in LMMHD power technology the steam is used to accelerate a stream of molten metal across a magnetic field which leads to the generation of electricity. This process does not require the use of moving or rotating mechanical machinery but utilizes an assembly of hermetically sealed pipes in which the energy conversion process occurs. The Company believes the process and technology to be reliable and require only a marginal amount of maintenance, and anticipates commercially developed systems to have a long life span.

     Solmecs has constructed and completed several pilot plants utilizing the LMMHD energy conversion technology and has developed an engineering design and a universal computer code for the calculation, design and optimization for each specific application of the LMMHD energy conversion system.

     Although the LMMHD power technology has been in development since the early 1980's it has not yet reached commercialization. In order to achieve commercialization of such technology, the Company will be required to build a commercial scale demonstration plant, which will involve a significant capital expenditure. The Company will only be able to commence building such a plant if it is able to obtain the necessary funds for such project. There is no assurance that such funds will be available to the Company when needed, on commercially reasonable terms or at all. The Company is not currently engaged in further development of the LMMHD power technology.

     Proprietary information and processes developed from LMMHD technology, however, are currently being applied to evolving technologies such as metal alloy production to be commercialized by Elecmatec and novel methods of silicon monocrystal growth. Moreover, the Company believes that LMMHD technology can be utilized in the nuclear energy industry in methods being developed for cooling of nuclear reactors and converting thermal energy generated by such reactors into electricity. There is a growing trend in the nuclear energy industry to develop safer and more advanced processes for cooling nuclear reactors while at the same time efficiently utilizing the thermal energy produced by the reactor. The Company has conducted early stage research related to a process involving the introduction of molten lead or lead bismuth alloy into the reactor cooling process whereby the lead based product would act as a medium for the absorption of thermal energy of the reactor while providing a higher degree of safety during the cooling process. The Company believes that the absorbed thermal energy may be converted into electricity through the application of LMMHD technology. Substantial additional research and development is required with respect to this process.

     Solmecs recently developed a pumping system based on a conductive magnetohydrodynamic pump for use in magnesium handling for the Israeli Dead Sea Works Industry ("Dead Sea Works"). The system is currently installed at Dead Sea Works as a demonstration system and is currently in advanced stages of operation tests. Early tests have shown the systems to operate effectively the Company may provide additional systems to Dead Sea Works and use the current system as a demonstration site for marketing the system to other companies.

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

Consulting Services

     In February 1998, Solmecs was approached by an entity affiliated with the Nuclear Center of United Europe ("CERN") to provide its expertise in molten lead energy conversion in connection with the development by CERN of a safe nuclear power plant which will generate power from the burning of nuclear waste. The method developed by CERN employs a process by which nuclear waste is destroyed, thereby avoiding the necessity of disposal, and electricity is generated. The CERN system entails a flux of accelerated protons hitting a molten lead target and causing neutron emission directed on rods made from highly radioactive nuclear waste. Ultimately, the generated thermal energy is absorbed by the molten lead and converted to electricity. Solmecs and such affiliate entered into an agreement whereby Solmecs engaged in early stage research on such absorption and conversion processes and provided CERN with data on LMMHD related technology for possible use in connection with the proposed power plant. The Company has had limited discussions with the affiliate of CERN for the next stage of research and development.

Intellectual Property

     Solmecs currently owns four Israeli patents relating to the LMMHD technology. All of such patents have corresponding patents registered in the United States (one in the name of Ben-Gurion University of the Negev Research and Development Authority), and a number of such patents have corresponding patents registered in one or more other countries, including Australia, Canada, France, Germany, Great Britain, Italy and Japan. In addition, Solmecs owns a United States patent, not registered elsewhere, relating to the LMMHD technology, and an Israeli patent, not registered elsewhere, relating to a device for voltage conversion which can be used in conjunction with the LMMHD technology. One of Solmecs' patents expired in April 1999 and two of the existing patents will expire over the next four years. The Company does not believe that the expiration of such patents will have a material adverse effect on the Company's business; however, no assurance can be given in that regard.

     Solmecs currently has two patent applications pending in Israel for (i) the application LMMHD phenomena in the growth of larger and cleaner silicon monocrystals and (ii) utilizing absorption phenomena for the removal of carbon dioxide from combustion gases.

     Solmecs, in conjunction with certain Russian scientists has developed a patent with respect to advanced bi-facial photovoltaics panels. The Company anticipates that the patent will be filed, initially in Israel, by late 1999. Thereafter, the Company may file for patent protection in other countries.

     Elecmatec currently owns one patent registered in Israel, the United States and a number of other countries, as well as a patent application in Israel. Both the patent and patent application were assigned to Elecmatec in connection with the Company's acquisition of Elecmatec and relate to micro-gravity alloy production.

Royalties and Licensing Fee Obligations

     Pursuant to an agreement dated November 5, 1981, between Solmecs, Ben-Gurion University and B.G. Negev Technology and Applications Ltd. ("BGU"), Solmecs conducted research and development projects related to LMMHD power generation on the campus of Ben-Gurion University in consideration for a fee for the use of the facilities. Solmecs owns the patents connected with these projects and agreed to pay royalties to BGU at the rate of 1.725% on sales of products and at the rate of 11.5% on income from licensing fees. Solmecs also agreed to assume the obligation of BGU to pay royalties to the Ministry of National Infrastructure of the State of Israel on products developed from these research and development projects for its participation in the research and development costs of BGU. The royalties are to be paid at the rate of 1% on sales of products and at the rate of 5% on income from licensing fees. As of June 30, 1999, this liability amounted to approximately $324,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is required to pay royalties to the Ministry of National Infrastructure at a reduced rate of .3% on sales of products and at the rate of 2% on income from licensing fees. As of June 30, 1999, there were no sales or income on which royalties were payable to BGU or the Ministry of National Infrastructure.

     From 1981 to 1991, Solmecs received from the Office of the Chief Scientist of the Ministry of Industry and Commerce of the Government of Israel (the "OCS"), $2,274,420 in grants towards the cost of a research and development project relating to LMMHD energy conversion technology. Under the terms of Israeli Government participation, a royalty of 2% to 3% of the net sales of, or licensing revenues from, products developed from a project funded by the OCS must be paid, beginning with commencement of sales of products developed with grant funds and ending when 100% to 150% of the grant is repaid. The terms of Israeli Government participation also require that the manufacturing of products developed with Government grants be performed in Israel, unless a special approval has been granted. Such approval, if given, is generally made subject to an increase in the maximum amount of royalties that must be repaid. Separate Israeli Government consent is required to transfer to third parties technologies developed through projects in which the Government participates. Such restrictions do not apply to exports from Israel of products developed with such technologies. Solmecs has not yet commenced marketing of products developed through funds granted by the OCS. Accordingly, no royalties have been paid through June 30, 1999.

     In March 1991, Solmecs entered into an agreement with International Lead Zinc Research Organization, Inc. ("ILZRO") pursuant to which ILZRO funded certain research of Solmecs and Solmecs agreed to pay a fee to ILZRO with respect to any lead used in future production by Solmecs, up to a maximum of $1,864,000. As of June 30, 1999, Solmecs has not used any lead with respect to which it is required to pay such fee.

     In connection with the acquisition of the rights to the advanced electronic pocket dictionary in February 1999, Solmecs has agreed to pay royalties to Text-On Ltd., as follows: (i) 10% of sales of electronic dictionaries produced and developed by Solmecs after February 1999, up to aggregate sales of $2.5 million, (ii) thereafter, 3% of sales by Solmecs up to aggregate sales of $3 million, and (iii) 1% of sales thereafter. The royalty payment period expires in February 2014 regardless of the amount of royalties paid by Solmecs. To date the Company has paid royalties to Text-On Ltd. from the limited sales of the Hebrew/English and Russian/English dictionaries in the United States.

     In connection with the acquisition by Solmecs from the Association in September 1998 of the rights to the photovoltaic panel and carbon dioxide absorption technologies, Solmecs has agreed to pay to the Association royalties of .25% of revenues generated from the sales of products or licensing of the technologies. The maximum amount of royalties to be paid by the Company under the Agreement is $35,000 per technology. The Company has not yet begun commercial distribution of products manufactured based upon either of these technologies. Consequently, no royalties have been paid by the Company to the Association.

     Elecmatec obtained the approval from the office of the Chief Scientist to purchase from a third party all rights and interest in the metal alloy research and development project. Elecmatec has undertaken to pay royalties, at the rate of 3% of sales derived from the project, up to the amount of the participations ($459,000) received by the third party.

Competition

     The products that are and will be based on the Company's technologies including, but not limited to, photovoltaic cells, metal alloys for engine bearings, silicon monocrystals and carbon dioxide absorption, as well as the Company's electronic dictionaries, will likely be used in highly competitive industries. Numerous domestic and foreign companies are seeking to research, develop and commercialize technologies similar to those of the Company, many of which have greater name recognition and financial, technical, marketing, personnel and research capabilities than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and applications that are more cost effective, or have fewer limitations than, or have other advantages as compared to, the Company's technologies. The markets for the technologies and products to be developed or acquired by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product lifecycles. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace, directly or through strategic partners, in a timely manner its proposed products and technologies, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technologies. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technologies obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technologies or adapt them satisfactorily.

     There can be no assurance that other companies are not dedicated to identifying, obtaining and developing technologies of Russian scientists and engineers currently residing in Israel. Any such competitors may have greater financial, technical, marketing, personnel and other resources than the Company.

Employees

     As of June 30, 1999, the Company had seventeen full-time employees and eight part-time employees, including six administrative and executive personnel, three of whom are part-time, twelve senior scientists and engineers, three of whom are part-time, and seven technicians, two of whom are part-time. Elecmatec currently has six employees, two of whom are part-time. The Company believes that it has satisfactory labor relations with its employees and has never experienced work stoppage.

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

     A general practice followed by the Company, although not legally required, is the contribution of funds on behalf of most of its employees to a fund known as "Managers' Insurance." This fund provides a combination of savings plan, insurance and severance pay benefits to the employee, giving the employee payments upon retirement or death and securing the severance pay, if legally entitled, upon termination of employment. The employer decides whether each employee is entitled to participate in the plan, and each employee who agrees to participate contributes 5% of his salary and the employer contributes an amount equal to between 13.3% and 15.8% of the employee's salary.

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

ITEM 2.  Description of Property

     Solmecs no longer maintains office space on the campus of Ben Gurion University. Solmecs, however, has been permitted to utilize the laboratory facilities and to access the LMMHD pilot plants, which are maintained on the campus of Ben Gurion University, for a marginal charge.

     Solmecs occupies space in Omer Industrial Park, Israel (near Beer-Sheva). Solmecs expects to exercise its option to extend the term of its current lease of approximately 500 square meters of laboratory and office space through November 2002. This extended lease will provide for a renewal option of three years upon expiration of the extended lease period. In April, 1999, Solmecs entered into a lease for approximately 500 square meters of space adjacent to its current premises. The lease term is through April 2001 with a renewal option for an additional four years. The annual rent for the premises currently reoccupied by Solmecs is approximately $80,000.

ITEM 3.  Legal Proceedings

     No legal proceedings are currently pending against the Company.

ITEM 4. Submissions of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 1999.

Part II

ITEM 5. Market for Common Equity and Related Stockholder Matters

     The Company's Units, Common Stock and Warrants are traded on the OTC Electronic Bulletin Board under the symbols SAQCU, SAQC and SAQCW, respectively. Trading in the Units commenced on June 30, 1998, the final day of the Company's 1998 fiscal year. The Common Stock and Warrants were detached from the Units and became separately transferrable on September 29, 1998. The Units were offered and sold to the public in the Public Offering at $5.75 per Unit. The following table sets forth the high and low closing bid prices for the Company's Units for the one day (June 30, 1998) on which trading in the Units took place during the Company's 1998 fiscal year. As noted above, trading in the Common Stock as a separate security was not possible until the Common Stock was detached from the Units in September 29, 1998. Therefore, the following table presents the high and low high (ask) and low (bid) prices for the Units comprised of the Common Stock and Warrants during the periods in the 1999 fiscal year and thereafter, the high and low bid prices for the Common Stock for the periods in which the Common Stock was separately tradeable and for which information is available. The following constitutes quotations among dealers and does not reflect retail mark-ups, markdowns, or commissions, and may not represent actual retail transactions:

Fiscal Year Ended June 30, 1998                   Units
-------------------------------                   -----
                                                   High              Low
                                                   ----              ---
Fourth Quarter                                     $6.00             $6.00

Fiscal Year Ended June 30, 1999                   Units
-------------------------------                   -----
                                                   High              Low
                                                   ----              ---
First Quarter                                      $6.50             $5.75
Second Quarter                                     $6.50              $.63
                                               Common Stock
                                               ------------
Third Quarter                                       $.31              $.06
Fourth Quarter                                      $.63              $.19

     As of September 30, 1999 there were 2,082,088 shares of Common Stock outstanding and held of record by approximately 13 stockholders. The Company believes that there are many beneficial owners of its Common Stock whose shares are held in "street name."

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

     On July 8, 1998 (the closing date of the Public Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of June 30, 1999 the Company has applied the balance of net proceeds from the Public Offering as follows: (i) approximately $190,000 to market research and marketing activities; (ii) approximately $715,000 to research and development; (iii) approximately $60,000 to repayment of a short term, non interest-bearing loan incurred after March 31, 1998; (iv) approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; (v) approximately $812,000 for the purchase of equipment and machinery; and (vi) approximately $900,000 to working capital and general corporate purposes.

     On July 8, 1998, contemporaneous with the closing of the Public Offering, the Company acquired in a tax free stock-for-stock transaction, all of the issued and outstanding capital stock of Solmecs and its subsidiary SIL from Bayou International Ltd. ("Bayou") and issued to Bayou 499,701 shares of unregistered Common Stock of the Company. Other than the foregoing transaction, the Company did not issue or sell any unregistered shares of Common Stock during the fiscal year ended June 30, 1999.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

General

     The Company was organized in May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. Since its inception, the Company has been engaged principally in organizational activities, including developing a business plan, matters directly related to the Public Offering and the acquisition of Solmecs and its wholly owned subsidiary SIL and the acquisition of identified technologies or manufacturing facilities for certain technologies for further development, production and commercialization.

     The Company is actively engaged in the commercial development of two technologies previously identified by Solmecs, namely (i) advanced bi-facial photovoltaic panels and (ii) monocrystals of silicon. In November 1998, Solmecs acquired materials, equipment and engineering services in order to establish a manufacturing facility in Israel for both one-sided and advanced bi-facial photovoltaic panels. The Company anticipates that a commercial production facility will be completed by late 1999. The Company, however, will require additional funds, not currently available to the Company, to operate the production facility and acquire raw materials for the production of commercial quantities. If the Company is able to obtain such additional funds, on a timely basis, it anticipates commercial production of photovoltaic panels during the 2000 fiscal year. During the 1999 fiscal year, the Company received limited purchase orders for photovoltaic panels, which were filled by the Company through its distribution arrangement with a Russian manufacturer.

     Also in November, 1998, Solmecs acquired equipment to be used in three production facilities currently being set up for growing silicon monocrystals. Two of the facilities are nearing completion and will be dedicated to production of standard size silicon monocrystals with the qualities necessary for use in both sophisticated electronics and photovoltaics. The third facility will be modified for experimental production of silicon monocrystals utilizing LMMHD technology. The Company did not produce any commercial silicon monocrystals during the 1999 fiscal year. The Company expects to have the two production facilities completed by early 2000. The Company, however, will require additional funds, not currently available to the Company, to operate the production facilities and acquire the raw materials necessary to produce commercial quantities. If the Company is able to obtain additional funds, on a timely basis, it anticipates commercial production of standard size silicon monocrystals by mid-2000. Development of LMMHD enhanced silicon monocrystals, however, is still in the preliminary testing stage and the Company does not anticipate that this technology will be ready for production of prototypes for at least one year, and for production of commercial monocrystals for at least two years. Further development of this technology will also require additional funds not currently available to the Company.

     In February, 1999, the Company acquired world-wide rights (except for Israel) to develop, produce, market and distribute advanced electronic pocket dictionaries manufactured by an Israeli company. During fiscal 1999, the Company had limited sales of the Hebrew/English and Russian/English dictionaries in the United States. The Company is now focusing on the development of a Spanish/English dictionary which is expected to be ready for commercial production in November, 1999. The Company is negotiating promotional and marketing arrangements with two marketing and distribution companies for promotion and distribution of the dictionaries.

     In May 1999, the Company acquired a 90.4% interest in Elecmatec, which employs "micro-gravity" conditions to the production of alloys for use in production of metal based products such as engine bearings for the automotive industry. Elecmatec has completed the development and preliminary testing of its manufacturing process. A third party has commenced construction of a facility in Kiryat Gat, Israel, which it will lease to Elecmatec for the production of metal alloys. Construction of such facility is dependent upon Elecmatec meeting its obligation to provide certain financing which, in turn, is dependent on the Company providing certain financing to Elecmatec. If such financing is obtained on a timely basis, it is anticipated that the production facility will be completed and operational for production of commercial quantities of alloy by the end of 2000.

     The Company further intends to offer its engineering services to industry and research institutions in the fields of LMMHD power technology and liquid metal engineering. Although the LMMHD power technology has been in development since 1980's, it has not yet reached commercialization. In order to achieve commercialization of such technology, the Company will be required to build a commercial scale demonstration plant, which will require a significant capital expenditure. The Company is not currently engaged in further development of the LMMHD power technology.

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

     To date, the Company has not generated significant revenues from its marketable products. The Company does not expect to generate any meaningful revenues until such time, if ever, as it successfully produces, markets and distributes its commercial products on a broad scale or until it successfully commercializes or sells proprietary rights relating to one or more of Solmecs' technologies currently in development.

     The Company has incurred substantial operating losses and at June 30, 1999, has an accumulated deficit of approximately $5,740,000. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company is dependent upon its ability to raise resources to finance operations. This fact raises substantial doubt that the Company's ability to continue as a going concern.

     The Company plans to finance its operations and capital expenditures by receiving additional credit lines and bank loans. The Company is also negotiating with potential investors/partners who would provide bridge financing until the Company will begin to produce and sell its products. There is no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms or at all.

Results of Operations of the Company

     The consolidated statements of income and other financial and operating data contained elsewhere herein and the consolidated balance sheet and financial results have been reflected in U.S. dollars unless otherwise stated. The unaudited pro forma consolidated statement of operations for the fiscal year ended June 30, 1998, contained in the notes to the Company's consolidated financial statements included herein, represents the adjustments made to present the combined financial position of the Company and Solmecs as if the Acquisition had been effective as of July 1, 1997. Such pro forma information gives effect to (i) the forgiveness by Bayou International, Ltd. ("Bayou"), the then parent company of Solmecs, of a loan of $5,082,897 owed by Solmecs to Bayou, in connection with the Acquisition, and (ii) the payment of approximately $120,000 to officers in accordance with employment agreements during the fiscal year ended June 30, 1998. The pro forma consolidated statement of operations does not include the one-time charge of $3,772,054 of excess purchase price over fair value of the assets acquired in connection with the Acquisition.

Fiscal Year Ended June 30, 1999 Compared with Pro Forma Fiscal Year Ended June 30, 1998

     Sales. Sales increased by $42,711, to $49,282 for the fiscal year ended June 30, 1999 ("fiscal 1999"), as compared to $6,571 for the fiscal year ended June 30, 1998 ("fiscal 1998"). The increase was attributable to sales of photovoltaic panels and, to a lesser extent, sales of electronic pocket dictionaries in the United States.

     Contract Services. Contract services decreased by $32,928, to $18,411 for fiscal 1999 as compared to $51,339 for fiscal 1998. This decrease was primarily attributable to the completion of work related to the Dead Sea Works project in the first quarter of fiscal 1999.

     Research and Development Costs. Research and development and costs increased by $446,410, to $715,334 for fiscal 1999, as compared to $268,924 for fiscal 1998. the increase is primarily due to (i) the increase in salaries due to the employment of additional scientific personnel, (ii) the hiring of additional consultants for new projects feasibility testing, (iii) the increase in rent fees associated with the leasing of new facilities in Omer Industrial Park , (iv) the acquisition of Elecmatec and (v) the acquisition of certain proprietary technologies from a third party.

     Cost of Merchandise Purchased. Costs of merchandise purchased increased by $40,584, to $48,774 for fiscal 1999, as compared to $8,190 for fiscal 1998. The increase is attributable to the increase in sales of photovoltaic panels and, to a lesser extent, sales of electronic pocket dictionaries.

     Cost of Services Provided by Subcontractors. Cost of services provided by subcontractors decreased by $7,625, to $19,172 for fiscal 1999 from $26,797 for fiscal 1998. The decrease is attributable to reduced services resulting from the completion of the "Dead Sea Works" project.

     Marketing Expenses. Marketing expenses increased by $103,570, to $189,828 for fiscal 1999, as compared to $86,258 for fiscal 1998. This increase is primarily attributable to (i) salaries and related expenses resulting from the hiring of additional marketing personnel, (ii) foreign travel related to the marketing, promotion and implementation of new technologies and (iii) the acquisition of Elecmatec.

     General and Administrative Expenses. General and administrative expenses increased by $434,219, to $871,999 for fiscal 1999, as compared to $437,780 for fiscal 1998. This increase is primarily attributable to (i) salaries and related expenses resulting from the hiring of additional personnel, (ii) professional fees associated with services rendered to the Company and Solmecs, (iii) the increase in rent fees associated with the Company's principal office space and
(iv) costs and expenses related to the acquisition of Elecmatec by the Company.

     One-Time Charge of Acquired Research and Development In-Process. The acquisition of Solmecs by the Company in July 1998 and the acquisition of Elecmatec by the Company in May 1999, have each been accounted for as a purchase and the excess purchase price over fair value of assets acquired of each of the acquired companies, an aggregate of $4,060,111, has been reflected in the Company's consolidated statement of operations for fiscal 1999 as acquired research and development in process. The Company recorded, as of the date of each acquisition, a one-time charge for the write-off in full of such research and development in process of $3,772,054 for the acquisition of Solmecs and $288,057 for the acquisition of Elecmatec.

     Operating Loss. Operating Loss increased by $5,067,486, to $5,837,525 for fiscal 1999, as compared to $770,039 for fiscal 1998. The increase in operating loss is attributable to (i) the one-time charge of $4,060,111 reflecting the write-off of acquired research and development in process, and (ii) an increase in expenses as set forth above.

     Financing Income, Net. Financing income was $97,263 for fiscal 1999, as compared to financing expenses of $15,093 for fiscal 1998, primarily as a result of interest earned by the Company on deposits of net proceeds of the Public Offering not immediately used in the operation of the Company.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss increased to $5,740,262 ($2.76 per share) for fiscal 1999 from $785,132 ($.75 per share) for fiscal 1998.

Liquidity and Capital Resources

     As  of  June  30,  1999,   Solmecs  had  working   capital  of  $1,034,318,
stockholders' equity of $1,797,892 and an accumulated deficit of $5,740,262.

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

     In April, 1998, SIL obtained a line of credit facility of approximately $270,000 from an Israeli bank allowing for overdraft for working capital purposes of which approximately $182,000 had been drawn by SIL under such facility as of June 30, 1998. The Company repaid the line of credit facility in full on July 9, 1998.

     In April, 1998, Solmecs obtained a loan of $60,000 from an unrelated third party. The loan did not bear interest and was repaid on the consummation of the Public Offering.

     On July 8, 1998 the Company consummated the Public Offering of 1,041,044 Units consisting of Common Stock and Warrants for net proceeds to the Company of approximately $4,600,000 after expenses of the offering.

     In May 1998, the Company acquired a 90.4% interest in Elecmatec. In addition to the initial acquisition price of $150,000, the Company has agreed to loan to, or guarantee loans taken by, Elecmatec, of up to $1,000,000, of which approximately $322,000 has been loaned by the Company to Elecmatec as of June 30, 1999, and approximately $162,000 is available to Elecmatec by way of such guarantee. In addition, the Company has agreed to pay $150,000 to current shareholders of Elecmatec, on a sliding-scale basis, in the event Elecmatec obtains third-party debt or equity financing of at least $500,000. The Company is also required, under certain cicumstances, to pay former shareholders of Elecmatec an amount equal to 10% of Elecmatec's net income, up to an aggregate payment of $360,000.

     The Company's capital requirements will be significant. The Company is dependent upon the remaining proceeds of the Public Offering to finance the operations of the Company, including the costs of market research and marketing activities, continued research and development efforts, establishing manufacturing capabilities and the acquisition of intellectual property rights. Completion of the commercialization of the Company's technologies or any potential application of such technologies including, without limitation, the technology of Elecmatec, in which the Company acquired a 90.4% interest in May 1999, will require significant additional effort, resources and time including funding substantially greater than the remaining proceeds of the Public Offering or otherwise currently available to the Company.

Moreover, the remaining proceeds of the Public Offering will be insufficient to satisfy the scheduled projects, requiring the Company to seek additional financing. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Inflation

     In recent years, until 1997, inflation in Israel has exceed the devaluation of the NIS against the dollar. The rate of inflation in Israel for the years 1995 and 1996, was 8.1% and 10.6%, respectively, while the devaluation of the NIS against the dollar was 3.9% and 3.7%, respectively. This trend was reversed during the years 1997 and 1998, as the rate of inflation in Israel was 7.0% and 8.6%, respectively, while the rate of devaluation of the NIS against the dollar was 8.8% and 17.6%, respectively. In the first six months of 1999, Israel experienced deflation at the rate of .37% as well as a devaluation of the dollar against the NIS at the rate of 2%.

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

Year 2000

     The Company has evaluated and updated its Information Technology ("IT") systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. The Company has performed "Year 2000" functionality tests of its computer and IT systems and such tests have been successful. The Company believes that its IT systems are substantially compliant with Year 2000 requirements. Costs incurred by the Company to date to implement its plans have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

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

ITEM 7. Financial Statements

     The  Consolidated   Financial  Statements  of  the  Company  appear  herein
following Item 13 below.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There  were  no  changes  in  and/or   disagreements  with  accountants  on
accounting and financial disclosure during the fiscal year ended June 30, 1999.

Part III.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The table below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

Name                       Age   Position
----                       ---   --------

Emmanuel Althaus           53    Chairman of the Board of Directors
Professor Herman Branover  67    President, Chief Executive Officer and Director
Dr. Shaul Lesin            45    Executive Vice President and Secretary
Jacline Bavli              45    Chief Financial Officer
Joshua Levine              35    Director

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

     Professor Branover has served as President, Chief Executive and a director of the Company since May 1997 and as Scientific Director of Solmecs (Israel) Ltd. since 1980. He served as Executive Vice President and Director of Bayou from May 1989 until 1993. He has been principally employed as head of the Center for MHD Studies of Ben Gurion University since 1981 and as the Lady Davis Professor of Magnetohydrodynamics at Ben Gurion University since 1978. Professor Branover received a Ph.D in Technical Sciences from Moscow Aviation Institute in 1962 and a Doctor of Sciences Degree in Physics and Mathematics from Leningrad Polytechnical Institute in 1969. He was also, for a number of years, an Adjunct Professor of applied sciences at New York University and served as a visiting researcher at Argonne National Laboratory in Chicago. Professor Branover has also served as a director of the Joint Israeli Russian Laboratory for Energy Research since 1991. He currently serves as an Advisor to Israel's Prime Minister on immigrant employment and on the use of Russian technologies in Israel. Professor Branover founded two Israeli high-tech companies, Ontec, Inc., in 1991, located in Beer Sheva, and Satec, Inc., in 1987, located in Jerusalem, both of which have developed commercially viable products for sale in several foreign countries. Professor Branover is no longer affiliated with either of those companies. Professor Branover is an officer, director and shareholder of Elecmatec, which was acquired by the Company in May 1999.

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

     Mr. Levine has served as a director of the Company since November 1998. Since November 1995, Mr. Levine has been the head of corporate finance at Patterson Travis Operating Account which makes proprietary investments and which is an affiliate of Patterson Travis, Inc., the underwriter of the Company's Public Offering. Prior thereto, from October 1988 through November 1995, Mr. Levine was an associate at the law firm of Willkie Farr & Gallagher in New York.

     The Company's directors are elected at the annual meeting of stockholders to hold office until the annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified.

     Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     Pursuant to the Underwriting Agreement between the Company and Patterson Travis, Inc., as the underwriter of the Company's securities (the "Underwriter") in the Public Offering, the Underwriter was granted the right to designate one member to the Company's board of directors for a period ending June 29, 2001. In November 1998, the Underwriter designated Joshua Levine to the Company's board of directors. Mr. Levine was elected to the Company's board, by the board of directors, in November 1998. The acquisition agreement executed in connection with the acquisition of Solmecs (the "Acquisition") provided that the initial directors of the Company after the Acquisition would consist of five directors including Professor Branover and Mr. Althaus as well as a designee of Batei Sefer Limlacha, one of the Company's principal stockholders, and a designee of the Underwriter as described immediately above. The fifth director would be appointed by the Company's board of directors. Batei Sefer Limlacha did not indicate a designee.

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

     Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended June 30, 1999, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with except that a Form 4 and Form 5 for each of Dr. Shaul Lesin and Jacline Bavli are late.

ITEM 10.  Executive Compensation

Officers Salaries

     The following table sets forth the cost of compensation paid to Professor Herman Branover, the Company's President, Chief Executive Officer, by Solmecs, in his capacity as Scientific Director of Solmecs, and the compensation paid to Dr. Shaul Lesin, the Company's Executive Vice President, by Solmecs, in his capacity as Chief Executive Officer of Solmecs, for the fiscal years ended June 30, 1997, 1998 and 1999. No other executive officer of the Company received aggregate compensation and bonuses which exceeded $100,000 during such years.

Cost of Compensation Summary Table


                                                                                                           Long-Term
                                                                 Annual Compensation               Compensation Awards($)(1)
                                                 -----------------------------------------------   -------------------------
                                                                                                   Restricted     Securities
Name and Principal Position          Fiscal      Salary                         Other Annual         Stock        Underlying
---------------------------          Year        ($)(2)            Bonus($)     Compensation ($)     Award      Options/SARs(#)
                                     ----        ------            --------     ----------------     -----      ---------------
Professor Herman Branover,
Chief Executive Officer .........        1997        $62,361        $  --          $   --              --             --
                                         1998         57,780
                                         1999        125,000
Dr. Shaul Lesin
Executive Vice                           1997        $90,000
President .......................        1998        $92,998                           --                             --
                                         1999        $130,000(3)    $ 30,000                                        60,000

----------

(1) The Company did not have any long-term incentive or option plans during the fiscal year ended June 30, 1997. The Company adopted its 1997 Stock Option Plan in December 1997.

(2) During the fiscal years ended June 30, 1997, 1998 and 1999, the Company paid an automobile allowance to Professor Branover in the amount of approximately $8,200, $6,900 and $6,000, respectively. During the fiscal years ended June 30, 1997, 1998 and 1999, the Company paid an automobile allowance to Dr. Lesin in the amount of approximately $3,400, $2,800 and $6,000, respectively.

(3) Includes approximately $5,000 of salary paid by Elecmatec pursuant to our employment agreement.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 Number of          Percent of Total  Options/
                           Securities Underlying    SARS Granted To                Exercise or
          Name             Options/SARS Granted     Employees in Fiscal Year       Base Price     Expiration Date
          ----             --------------------     ------------------------       ----------     ---------------


  Dr. Shaul Lesin               60,000(1)                 84.5%                     $1.00           12/30/08
  Jacline Bavli                  6,000(1)                  8.5%                     $1.00           12/30/08

----------

(1) The options vest as to one-third of the total amount granted on each of the six-month, first year and second year anniversaries of the date of grant


Employment Agreements

     On July 8, 1998 Solmecs entered into employment agreements with Professor Herman Branover, Dr. Shaul Lesin and Jacline Bavli, the Company's President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, which provide for annual base compensation of $98,400, $98,400 and $39,600, respectively, payable in NIS in accordance with the rate of exchange into U.S. dollars in effect on the date of payment. The base compensation may be increased from time to time by the Board of Directors in its sole discretion. In addition, Solmecs will contribute on behalf of each employee an amount equal to 15.8% of such employee's salary to a fund known as "Manager's Insurance" and 7.5% of such employee's salary to a fund known as "Education Fund." See Item 1. - Description of Business.

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

Liability Insurance

     The Company maintains a policy of insurance under which the directors and officers of the Company will be insured, subject to the limits of the policy, against certain losses arising from claims made against such directors and officers by reason of any acts or omissions covered under such policy in their respective capacities as directors or officers, including liabilities under the Securities Act.

1997 Stock Option Plan

     In December 1997, the Board of Directors and stockholders of the Company adopted the 1997 Stock Option Plan (the "Option Plan"), pursuant to which
200,000 shares of Common Stock are reserved for issuance upon exercise of options. The Option Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

     The Company's Board of Directors, or a committee thereof, administers the Option Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of, and consultants to, the Company. The Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Options can be granted under the Option Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that the per share exercise price of options will not be less than the fair market value of the Common Stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns stock of the Company possessing more than 10% of the total combined voting power of all classes of stock ("10% stockholder"), the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value (determined on the date of grant) of the shares covered by incentive stock options granted under the Option Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

     Options granted under the Option Plan will be exercisable during the period or periods specified in each option agreement. Options granted under the Option Plan are not exercisable after the expiration of ten years from the date of grant (five years in the case of incentive stock options granted to a 10% stockholder) and are not transferable other than by will or by the laws of descent and distribution.

     As of June 30, 1999, the Company has granted an aggregate of 86,000 non-qualified options under its Option Plan, of which an aggregate of 66,000 were granted to executive officers of the Company. The options are exercisable at $1.00 per share and vest in increments of one-third of the amount of the grant on each of the six-month, one year and two year anniversaries of the date of grant.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of September 30, 1999, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each director of the Company; (ii) each person who is known by the Company to beneficially own 5% or more of the outstanding Common Stock; (iii) each of the persons named in the Summary Compensation Table (the "Named Executives"); and
(iv) all of the Company's directors and executive officers as a group (based on information furnished by such persons). Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                            Amount and Nature of   Percentage of
                                                Beneficial         Outstanding
Name and Address of Beneficial Owner(1)        Ownership(2)           Shares
---------------------------------------        ------------           ------


Bayou International, Ltd.                        499,701              24%
Level 8
580 St. Kilda Road
Melbourne, Victoria, 3004 Australia

Batei Sefer Limlacha(3)                          312,313              15%
766 Montgomery Street
Brooklyn, New York 11213

H.B. Capital Ltd.(4)                             145,746               7%

Emmanuel Althaus(5)                               83,284               4%

All executive officers and directors as a
group (five persons)                             251,030(6)           12%

----------

(1) The address of HB Capital Ltd. and Mr. Althaus is c/o SCNV Acquisition Corp., Omer Industrial Park, P.O.B. 3026, Omer, Israel 84965.

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

(6) Includes 22,000 shares of Common Stock issuable upon exercisable of options granted to two executive officers, which are currently exercisable. Does not include 44,000 shares of Common Stock issuable upon exercise of options granted to such executive officers, which are not currently exercisable.

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

     In May 1999,  the  Company  acquired  Elecmatec.  Professor  Branover,  the
President, Chief Executive Officer and a director of the Company is also an officer, director and shareholder of Elecmatec. Pursuant to the terms of the acquisition, the Company is required to pay shareholders of Elecmatec, including Professor Branover, an aggregate of $150,000 upon the completion by Elecmatec of third-party debt or equity financing of at least $500,000. In connection with the acquisition, Professor Branover entered into an employment agreement with Elecmatec with a base salary of approximately $30,000 per year and bonuses equal to 5% of Elecmatec's net income up to an aggregate bonus amount of $180,000.

ITEM 13.  Exhibits, Lists and Reports on Form 8-K

     (a)  Exhibits

     See Exhibit List below.

     (b)  Reports on Forms 8-K and 8-K/A

     The Company did not file any reports with the Securities and Exchange Commission on Form 8-K for the quarter ended June 30, 1999.

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

     10.11 Lease by and between Tefen Entrepreneurship Ltd. and Solmecs (Israel) Ltd. dated October 14, 1997.(1)

     10.12 Form of Employment Agreement between Registrant and Professor Herman Branover.(1)

     10.13  Form of  Employment  Agreement  between  Registrant  and  Dr.  Shaul
            Lesin.(1)

     10.14  Form  of  Employment   Agreement  between   Registrant  and  Jacline
            Bavli.(1)

     10.15  1997 Stock Option Plan.(1)

     10.16 Agreement between Solmecs (Israel) Ltd., Text-On, Ltd. and Boris Wettelmacher, dated February 4, 1999.

     10.17 Loan Agreement between the Company and Elecmatec Electro-Magnetic Technologies Ltd. ("Elecmatec"), dated December 30, 1998.

     10.18 Pledge Agreement between the Company and Elecmatec, dated December 30, 1998.

     10.19 Share Purchase Agreement between the Company and Elecmatic, dated May 18, 1999.

     10.20 Shareholders Agreement among the Company, Professor Herman Branover, Dr. Arik El-Boher and Dr. Yuri Gelfgat, dated May 18, 1999.

     10.21 Share Purchase Agreement among the Company, Elecmatec, Ariel Shemer and Dr. Israel Weinbom, dated May 18, 1999

     10.22 Amended Loan Agreement between the Company and Elecmatec, dated May 18, 1999.

     10.23 Amended Pledge Agreement between the Company and Elecmatec, dated May 18, 1999.

     10.24 Agreement between Solmecs (Israel) Ltd. and the Association for the Development of International Energy Projects, dated September 8, 1998. 21. Subsidiaries of the Registrant

     21.    Subsidiaries of the Registrant

     27.    Financial Data Schedule.


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

                                         SCNV ACQUISITION CORP.


                                         By: /s/ Herman Branover
                                             -----------------------------------
                                              Herman Branover
                                              President, Chief Executive Officer
                                              and Director


Dated:  October  12, 1999

     In accordance with the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

    Signatures                     Title(s)                                 Date
    ----------                     --------                                 ----

/s/ Emmanuel Althaus        Chairman of the Board of Directors         October 12, 1999
-----------------------
Emmanuel Althaus

/s/ Herman Branover         President, Chief Executive Officer and     October 12, 1999
-----------------------     Director
Herman Branover

/s/ Shaul Lesin             Executive Vice President                   October 12, 1999
-----------------------
Shaul Lesin

/s/ Jacline Bavli           Chief Financial Officer                    October 12, 1999
-----------------------
Jacline Bavli

/s/ Joshua Levine           Director                                   October 12, 1999
-----------------------
Joshua Levine

                                      INDEX


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet as of June 30, 1999                            F-3
  Consolidated Statement of Operations for the Year Ended June 30, 1999 F-4 Consolidated Statement of Changes in Stockholders' Equity for the
     Year Ended June 30, 1999                                               F-5
  Consolidated Statement of Cash Flows for the Year Ended June 30, 1999     F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7-
                                                                            F-16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To SCNV Acquisition Corp.:

We have audited the accompanying consolidated balance sheet of SCNV Acquisition Corp. (a Delaware corporation) and subsidiaries as of June 30, 1999, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCNV Acquisition Corp. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to continue as a going concern is dependent upon the ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are also discussed in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             Arthur Andersen LLP

New York, New York
September 30 , 1999

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1999


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                                $   525,162
    Short-term investments                                                                     1,127,166
    Trade receivables                                                                             10,931
    Inventory                                                                                     30,595
    Other receivables and prepaid expenses                                                       113,288
                                                                                             -----------
                 Total current assets                                                          1,807,142

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $160,609           1,052,903

OTHER ASSETS, net of amortization of $5,000                                                       25,000
                                                                                             -----------
                 Total assets                                                                $ 2,885,045
                                                                                             -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings                                                                    $   151,898
    Trade payables                                                                               332,029
    Sundry payables and accrued expenses                                                         288,897
                                                                                             -----------
                 Total current liabilities                                                       772,824
                                                                                             -----------

NONCURRENT LIABILITIES:
    Long-term loan                                                                               200,000
    Accrued severance pay                                                                        114,329
                                                                                             -----------
                 Total noncurrent liabilities                                                    314,329
                                                                                             -----------
                 Total liabilities                                                             1,087,153
                                                                                             -----------

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value, 1,000,000 shares authorized;
       none issued and outstanding                                                                  --
    Common stock $.01 par value, 10,000,000 shares authorized; 2,082,088 shares issued and
       outstanding                                                                                20,821
    Additional paid-in capital                                                                 7,517,333
    Accumulated deficit                                                                       (5,740,262)
                                                                                             -----------
                 Total stockholders' equity                                                    1,797,892
                                                                                             -----------
                 Total liabilities and stockholders' equity                                  $ 2,885,045
                                                                                             ===========



The accompanying notes are an integral part of this consolidated balance sheet.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE YEAR ENDED JUNE 30, 1999

REVENUES:
    Sales                                                                 $    49,282
    Contract services                                                          18,411
                                                                          -----------
                 Total revenues                                                67,693
                                                                          -----------

COSTS AND EXPENSES:
    Research and development costs                                            715,334
    Cost of merchandise purchased                                              48,774
    Cost of contract services performed by subcontractors                      19,172
    Marketing expenses                                                        189,828
    General and administrative expenses                                       871,999
                                                                          -----------
                 Total costs and expenses                                   1,845,107
                                                                          -----------
                 Loss before one-time charge                               (1,777,414)

ONE-TIME CHARGE OF ACQUIRED RESEARCH AND DEVELOPMENT IN PROCESS            (4,060,111)
                                                                          -----------
                 Operating loss                                            (5,837,525)

FINANCING INCOME, net                                                          97,263

MINORITY INTEREST                                                                --
                                                                          -----------
                 Net loss                                                 $(5,740,262)
                                                                          ===========

NET LOSS PER COMMON SHARE, basic and diluted                              $     (2.76)
                                                                          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted     2,082,088
                                                                          ===========


  The accompanying notes are an integral part of this consolidated statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        FOR THE YEAR ENDED JUNE 30, 1999


                                        Number                         Additional       Accumulated
                                       of Shares      Share Capital   Paid-in Capital      Deficit           Total
                                      -----------     -------------   ---------------    -----------       -----------
BALANCE, July 1, 1998                     541,343      $     5,413      $     2,179      $      --         $     7,592

    Shares issued in connection
       with initial public
       offering, net of offering
       costs of $1,328,721              1,041,044           10,411        4,646,871             --           4,657,282

    Shares issued to Bayou in
       connection with the
       acquisition of subsidiary          499,701            4,997        2,868,283             --           2,873,280

    Net loss for the year ended
       June 30, 1999                         --               --               --         (5,740,262)       (5,740,262)
                                      -----------      -----------      -----------      -----------       -----------

BALANCE, June 30, 1999                  2,082,088      $    20,821      $ 7,517,333      $(5,740,262)      $ 1,797,892
                                      ===========      ===========      ===========      ===========       ===========

  The accompanying notes are an integral part of this consolidated statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $(5,740,262)
    Adjustments to reconcile net loss to net cash used in operating activities     4,168,342
                                                                                 -----------
                 Net cash used in operating activities                            (1,571,920)
                                                                                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiary, net of cash acquired                                 (102,824)
    Purchase of fixed assets                                                        (693,027)
    Purchase of other assets                                                         (15,000)
    Short-term investments, net                                                   (1,127,166)
    Proceeds from sale of fixed assets                                                 5,708
                                                                                 -----------
                 Net cash used in investing activities                            (1,932,309)
                                                                                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings, net                                                      (627,891)
    Proceeds from initial public offering, net                                     4,657,282
                 Net cash provided by financing activities                         4,029,391
                 Increase in cash and cash equivalents                               525,162

CASH AND CASH EQUIVALENTS, beginning of year                                            --
                                                                                 -----------

CASH AND CASH EQUIVALENTS, end of year                                           $   525,162
                                                                                 ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
       Items not involving cash flows-
          Depreciation and amortization                                          $    41,149
          Loss on sale of equipment                                                      836
          Severance pay                                                               90,316
          Acquired research and development in process                             4,060,111
          Changes in operating assets and liabilities-
              Decrease in trade receivables                                           28,599
              Increase in inventory                                                  (30,595)
              Decrease in other receivables and prepaid expenses                     574,105
              Increase in trade payables                                              99,177
              Decrease in sundry payables and accrued expenses                      (695,355)
                                                                                 -----------
                                                                                 $ 4,168,342
                                                                                 ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    A. Acquisition of subsidiary
       Fair value of acquired assets and research and development in process     $ 4,311,437
          Less-
              Liabilities assumed                                                 (1,331,032)
              Shares issued as consideration for acquisition of subsidiary        (2,873,280)
                                                                                 -----------
                 Cash paid                                                           107,125
          Less- Cash acquired                                                         (4,301)
                                                                                 -----------
                                                                                 $   102,824
                                                                                 ===========

    B. Purchase of fixed and other assets on credit                              $   287,526
                                                                                 ===========


  The accompanying notes are an integral part of this consolidated statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


1.   BUSINESS

SCNV Acquisition Corp. (the "Company") was organized under the laws of the State of Delaware on May 19, 1997, to acquire Solmecs Corporation N.V. and its wholly owned subsidiary Solmecs (Israel) Ltd. ("Solmecs") and to select, develop and commercially exploit proprietary technologies in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union.

Initial Public Offering

On July 8, 1998, the Company consummated an Initial Public Offering (the "IPO") in which 1,041,044 Units, composed of 1,041,044 shares of Common Stock and 1,041,044 redeemable Common Stock purchase warrants ("Warrants"), were sold to the public at $5.75 per Unit. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.50, subject to adjustment in certain circumstances, at any time during the four-year period commencing June 29, 1999. The net proceeds from the IPO were approximately $4,600,000.

In addition, the Company sold to the underwriter for an aggregate of $104, warrants to purchase an additional 104,104 Units at an exercise price of 120% of the IPO price per unit ($6.90) ("Underwriter's Warrants"). The Underwriter's Warrants are exercisable at any time during the four-year period commencing June 29, 1999.

Acquisition of Solmecs

Simultaneously with the consummation of the IPO, the Company acquired all of the issued and outstanding capital stock of Solmecs in consideration for 499,701 shares of the Company's Common Stock issued to Bayou International, Ltd. ("Bayou"), the parent of Solmecs. The acquisition has been accounted for as a purchase. The excess of purchase price over fair value of assets acquired of $3,772,054 was reflected as acquired research and development in process and fully expensed at the date of the acquisition. Solmecs, the operations of which are located in Israel, owns certain technologies developed by it in the past. The technologies of Solmecs and certain offshoots of such technologies are in various stages of development and include technologies that have begun to be commercialized as well as technologies that the Company believes will be ready for commercialization in the near future.

Acquisition of Elecmatec

On May 18, 1999, the Company acquired approximately 90%, of which 35% was purchased from a related party, of Elecmatec Electro-Magnetic Technologies Ltd. ("Elecmatec"), an Israeli company, for approximately $150,000, of which $50,000 was paid to existing stockholders and $100,000 was invested in Elecmatec equity. In addition, the Company may pay up to $150,000 under certain circumstances. The acquisition has been accounted for as a purchase. The excess of purchase price over fair value of assets acquired of approximately $288,000 is reflected as acquired research and development in process and fully expensed at the date of the acquisition. The results of operations are included for the period from the date of acquisition until year-end. The operations of Elecmatec are immaterial, therefore, pro-forma information has not been presented. Elecmatec develops, manufactures and markets metal alloys for the auto industry, mainly for export.

Going Concern

The Company has incurred substantial operating losses and at June 30, 1999, has an accumulated deficit of approximately $5,740,000. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company's ability to continue as a going concern is dependent upon its ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to finance its operations and capital expenditure by receiving additional credit lines and bank loans. The Company is also negotiating with potential investors/partners who would provide bridge financing until the Company will begin to produce and sell its products.

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Solmecs and Elecmatec. Material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investments with an original maturity over three months are classified as short-term investments. Short-term investments at June 30, 1999, contain mainly short-term deposits in banks.

Inventory

Inventory is valued at lower of cost or market, cost being determined on a specific basis.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives ranging between three to fifteen years. Leasehold improvements and equipment held under capital leases are amortized utilizing the straight-line method over the lesser of the estimated useful lives of the assets or the lease term.

Other Assets

Other assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over five years, the estimated useful lives of the assets.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 1999.

Revenue Recognition

Revenues from sales of merchandise are recognized upon shipment.

Revenues from contract services are recognized as the work is performed, according to contract benchmarks.

At the end of each period presented, the balance of trade receivables is comprised mainly of a few customers and, accordingly, no allowance for doubtful accounts is considered necessary.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and elected to continue the accounting set forth in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and to provide the necessary pro forma disclosures as if the fair value method had been applied.

Net Loss per Common Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per common share ("Diluted EPS") is computed by dividing net income
(loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, short-term borrowings and sundry payable and accrued expenses approximate their fair value due to the short-term maturity of these instruments.

Business Concentrations and Credit Risks

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

Foreign Currency Translation

Transactions and balances in other currencies are translated into U.S. dollars in accordance with the principles set forth in SFAS No. 52, "Foreign Currency Translation." Accordingly, items have been translated as follows:

     Monetary items - at the exchange rate in effect on the balance sheet date.

     Nonmonetary items - at historical exchange rates.

     Revenue and expense items - at the exchange rates in effect as of date of recognition of those items (excluding depreciation and other items derived from nonmonetary items).

     All exchange gains and losses from the translation mentioned above are reflected in the statement of operations.

Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all quarters of fiscal years beginning June 15, 1999. The Company does not expect the adoption of this standard to have a material effect on the Company's results of consolidated operations, financial position or cash flows.

3.   PRO FORMA FINANCIAL STATEMENT (Unaudited)

The following unaudited pro forma consolidated statement of operations for the year ended June 30, 1998 has been prepared to reflect the combined results of the Company and Solmecs as if the combination, described in Note 1, had been effective as of July 1, 1997. Such pro forma information gives effect to:

     a. The acquisition of Solmecs in consideration for 499,701 shares of the Company's common stock issued to Bayou.

     b. The payment of approximately $120,000 to officers in accordance with employment agreement.

     c.   The elimination of imputed interest on the forgiven Bayou loan.

In management's opinion, all material
adjustments necessary to reflect the effects of the Combination have been made. The pro forma financial statement is unaudited and not necessarily indicative of the consolidated results which actually would have occurred if the Combination had been consummated at the beginning of the period presented, nor does it purport to represent the future financial position and results of operations for future periods.

                 Pro Forma Consolidated Statement of Operations

                        For the Year Ended June 30, 1998

                                   (Unaudited)

Revenues:
    Sales                                                           $     6,571
    Contract services                                                    51,339
                                                                    -----------
                 Total revenues                                          57,910
                                                                    -----------

Costs and expenses(1):
    Research and development costs                                      268,924
    Cost of merchandise purchased                                         8,190
    Cost of contract services performed by subcontractors                26,797
    Marketing expenses                                                   86,258
    General and administrative expenses                                 437,780
                                                                    -----------
                 Total costs and expenses                               827,949
                                                                    -----------
                 Operating loss                                        (770,039)

Financing expenses, net                                                 (15,093)
                                                                    -----------
                 Net loss                                           $  (785,132)
                                                                    ===========

Pro forma net loss per share                                        $     (0.75)
                                                                    ===========

Weighted average number of common shares outstanding                  1,041,044
                                                                    ===========

(1) The pro forma condensed consolidated statement of operations does not include the one-time charge of $3,772,054 of excess purchase price over fair value of the assets acquired. This charge was reflected in the consolidated statement of operations for the year ended June 30, 1999, as a one time charge of "acquired research and development in-process."

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                     Year Ended       Annual
                                                       June 30,      Rates of
                                                        1999       Depreciation
                                                     ----------    ------------

Plants under construction                           $  799,385          --
Machinery and equipment                                 12,304          15%
Office furniture and equipment                         195,954       6-33%
Motor vehicles                                         111,107          15%
Leasehold improvements                                  94,762       10-20%
                                                    ----------
          Total property and equipment               1,213,512
Less- Accumulated depreciation and amortization        160,609
                                                    ----------
          Property and equipment, net               $1,052,903
                                                    ==========

5.   SHORT-TERM BORROWINGS

                                                    Interest       June 30,
                                                      Rate           1999
                                                    --------       -------

Banks in New Israeli Shekels unlinked                 16.5%       $ 16,499
Banks in U.S. dollars                                  7.0         135,399
                                                                  --------
                                                                  $151,898
                                                                  ========

6.   SUNDRY PAYABLES AND ACCRUED EXPENSES

                                                                        June 30,
                                                                          1999
                                                                        --------

Ben-Gurion University for services rendered                             $ 83,501
Payroll and related expenses                                              98,330
Other payables and accrued expenses                                      107,066
                                                                        --------
                                                                        $288,897
                                                                        ========

7.   LONG-TERM LOAN

The long-term loan is interest free. The date of repayment has not yet been determined.

8.   SEVERANCE PAY

The Company's obligation in respect of severance pay to its Israeli subsidiaries employees is covered by insurance policies. The amounts on deposit with the insurance companies are not under the control or management of the subsidiaries and, therefore, such amounts and the related liability are not reflected in the balance sheet.

The accrual on the balance sheet represents the unfunded portion of the severance obligation.

9.   CAPITAL STOCK

Preferred Stock

The Board of Directors has the authority, without further action by the stockholders, to issue up to one million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series.

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

The Company accounts for the Stock Option Plan under APB Opinion No. 25 and, accordingly, compensation expense has not been recognized in the accompanying consolidated financial statements as exercise price of the stock options granted was not exceeding fair market value on the date of grant. Had compensation cost for the 1997 Stock Option Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and net loss per share would have been changed to the following pro forma amounts:

                                                                    Year Ended
                                                                   June 30, 1999
                                                                   -------------

         Net loss, as reported                                    $  (5,740,262)
         Net loss, pro forma                                         (5,784,338)
         Loss per share, as reported                                      (2.76)
         Loss per share, pro forma                                        (2.78)

A summary of the stock options as of and for the year ended June 30, 1999 is as follows:

                                                                Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------

Options outstanding, beginning of year                  --          $--
    Options granted                                  101,000         1.00
    Options exercised                                   --           --
                                                     -------        -----
Options outstanding, end of year                     101,000        $1.00
                                                     =======        =====
Options exercisable at end of year                    23,667        $1.00
                                                     =======        =====

The weighted average fair value of options granted in fiscal year 1999 is $0.44 and the weighted average remaining contractual life is 9.3 years.

The fair market value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions for the year ended June 30, 1999:

       Expected options lives                                            5 years
       Risk-free interest rate                                             5.30%
       Expected volatility                                                  240%
       Dividend yield                                                        --

10.  COMMITMENTS AND CONTINGENCIES

Royalties - BGU

In accordance with an agreement dated November 5, 1981, between Solmecs, Ben-Gurion University and B.G. Negev Technology and Applications Ltd. ("BGU"), the subsidiary in Israel is conducting research and development projects on the campus of Ben-Gurion University in consideration for a fee for the use of the facilities. The Company owns the patents connected with these projects (related to L.M.M.H.D. power generation) and has agreed to pay royalties to BGU at the rate of 1.725% on sales of products and at the rate of 11.5% on income from licensing fees.

The Company also agreed to assume the obligation of BGU to pay royalties to the Ministry of National Infrastructure on products developed from these R&D projects for its participation in the research and development costs of BGU.

The royalties are to be paid at the rate of 1% on sales of products and at the rate of 5% on income from licensing fees. As of June 30, 1999, the maximum future royalties commitment amounted to approximately

$324,000 (including linkage to the Israeli Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the $324,000, the Company is to pay royalties to the Ministry of National Infrastructure at a reduced rate of 0.3% on future sales of products and at the rate of 2% on all future income from licensing fees.

Through June 30, 1999, there were no sales or income on which royalties were payable to BGU and the Ministry of National Infrastructure.

International Lead Zinc Research Organization (ILZRO)

In connection with a research contract with ILZRO, Solmecs agreed to pay ILZRO a fee for any lead to be used in future production by the subsidiary. The total fee commitment is limited to $1,864,000. Through June 30, 1999, Solmecs has not used any lead for which it is required to pay fees.

Chief Scientist of the Government of Israel

Elecmatec obtained the approval from the office of the Chief Scientist to purchase from a third party all rights and interests in the metal alloy research and development project. Elecmatec has undertaken to pay royalties, at the rate of 3% of sales derived from the project, up to the amount of the participations ($459,000) received by the third party.

For the period from 1981 to 1991, Solmecs received participations from the Chief Scientist of approximately $2.3 million towards the cost of a research and development project. In return, Solmecs is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through June 30, 1999, there were no sales on which royalties were payable.

Royalties and Licensing Fees

In January 1998, an agreement was signed between Solmecs and a party which had participated in the development of a certain product. In this agreement, Solmecs undertook to pay royalties as a certain percentage of sales and a certain percentage of revenues from licensing fees. As of June 30, 1999, no sales had been made for which royalties would be payable.

Lease Agreement

The Company leases certain office spaces for its operations through the period ending December 2001.

Future minimum payments for operating leases at June 30, 1999 are as follows:

                Year ending June 30:
                    2000                            $ 80,000
                    2001                              80,000
                    2002                             100,000

Purchased Technology

Solmecs purchased certain know-how and technologies for which Solmecs is obligated to pay royalties of 0.25% on sales of products developed using these technologies, up to a maximum amount of $70,000.

Letter of Intent

In September 1997, Solmecs signed a letter of intent in which it agreed to cooperate with another party in establishing a jointly owned entity for the development of certain technology. The other party will be responsible for providing financing of the jointly owned entity. As of June 30, 1999, Solmecs had received $15,505 from the other party as participation in the costs of technology development.

Fixed Assets

At June 30, 1999, commitments to acquire fixed assets amounted to approximately $377,000.

King Metal Strips Ltd. Agreement

Subsequent to balance sheet date, Elecmatec signed an agreement with King Metal Strips Ltd. ("King") to provide metal alloy and rolling services. According to the above-mentioned agreement, Elecmatec has committed to provide loans to or invest in equity of King in the amount of $400,000 pursuant to conditions to be agreed upon between the parties.

11.  REVENUES

                                                       For the Year Ended June
                                                               30, 1999
                                                       -----------------------
     Revenues by geographic areas:
         Greece                                                  57%
         Israel                                                  28%
         Other                                                   15%

     Sales to single customers exceeding 10%:
         Customer A                                              57%
         Customer B                                              19%
         Customer C                                              12%
         Customer D                                              12%

12.  TAXES ON INCOME

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on (1) differences between the financial accounting and income tax bases of assets and liabilities, and (2) net operating loss carryforwards, using enacted tax rates in effect for the years in which the differences and carryforwards are expected to reverse and be utilized, respectively.

Tax loss carryforward at June 30, 1999 is approximately $3,790,000, as follows:

                                                            Expiration
         Country                              Amount           Year
         -------                              ------           ----

     United States                        $       20,000       2019
     Israel                                    1,370,000    Unlimited
     Dutch Antilles                            2,400,000   1999 - 2003
                                          --------------
                                          $    3,790,000
                                          ==============

In addition, research and development costs incurred by Solmecs in the approximate amount of $830,000 will be deductible for tax purposes upon recognition of income derived from research and development. Due to the uncertainty as to realization, a full valuation allowance has been recorded.