Form 10QSB
period 1999-09-30
SCNV ACQUISITION CORP
filed 1999-11-22
CIK 1051934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1999.

__ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ______________to
     _____________.

Commission file number _0-29624_

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

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X_____No _____


      As of November 22, 1998, there were 2,082,088 shares of the issuer's
                            Common Stock outstanding

Transitional Small Business Disclosure Format (check one):
Yes ____  No __X___

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 1999
                                   FORM 10-QSB

                                      INDEX


                                                                            Page
                                                                            ----


Part I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheet as of September 30, 1999
              (Unaudited)......................................................1

              Consolidated Statements of Operations
              For the Three Months ended September 30, 1999
              and September 30, 1998 (Unaudited)...............................2

              Consolidated Statement of Changes
              in Stockholders' Equity For the Three Months
              ended September 30, 1999 (Unaudited).............................3

              Consolidated Statements of Cash Flows
              For the Three Months ended September 30, 1999
              and September 30, 1998 (Unaudited)...............................4

              Notes to Unaudited Consolidated Financial Statements............ 5



Item 2.       Management's Discussion and Analysis of Financial Condition
              And Results of Operations .......................................7

Part II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds.......................14

Item 6.       Exhibits and Reports on Form 8-K................................14

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                   September 30,
                                      ASSETS                           1999
                                      ------                        -----------
CURRENT ASSETS:
    Cash and cash equivalents                                       $   707,728
    Trade receivables                                                    46,721
    Inventory                                                            29,287
    Other receivables and prepaid expenses                               95,099
                                                                    -----------
                 Total current assets                                   878,835
                                                                    -----------

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization of $175,258                         1,131,503

OTHER ASSETS, net of amortization of $6,500                              23,500
                                                                    -----------
                 Total assets                                       $ 2,033,838
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Short-term borrowings                                           $   102,546
    Trade payables                                                       69,965
    Sundry payables and accrued expenses                                294,272
                                                                    -----------
                 Total current liabilities                              466,783
                                                                    -----------

NONCURRENT LIABILITIES:
    Long-term loan                                                      200,000
    Accrued severance pay                                               122,590
                                                                    -----------
                 Total noncurrent liabilities                           322,590
                                                                    -----------
                 Total liabilities                                      789,373
                                                                    -----------
STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value, 1,000,000 shares authorized;
       none issued and outstanding                                         --
    Common stock $.01 par value, 10,000,000 shares authorized;
       2,082,088 shares issued and outstanding                           20,821
    Additional paid-in capital                                        7,517,333
    Accumulated deficit                                              (6,293,689)
                                                                    -----------
                 Total stockholders' equity                           1,244,465
                                                                    -----------
                 Total liabilities and stockholders' equity         $ 2,033,838
                                                                    ===========


The accompanying notes are an integral part of this consolidated balance sheet.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                          For the three months ended
                                                                                 September 30,
                                                                          --------------------------
                                                                              1999           1998
                                                                          -----------    -----------
REVENUES:
    Sales                                                                 $    49,191    $       189
    Contract services                                                              --            684
                                                                          -----------    -----------
                 Total revenues                                                49,191            873
                                                                          -----------    -----------

COSTS AND EXPENSES:
    Research and development costs                                            203,393        145,205
    Cost of merchandise purchased                                              46,301            168
    Marketing expenses                                                         90,698         67,673
    General and administrative expenses                                       273,122        127,743
                                                                          -----------    -----------
                 Total costs and expenses                                     613,514        340,789
                                                                          -----------    -----------
                 Loss before one-time charge                                 (564,323)      (339,916)

ONE-TIME CHARGE OF ACQUIRED RESEARCH AND DEVELOPMENT IN PROCESS
                                                                                   --     (3,772,054)
                                                                          -----------    -----------
                 Operating loss                                              (564,323)    (4,111,970)

FINANCING INCOME, net                                                          10,896         22,608

MINORITY INTEREST                                                                  --             --
                                                                          -----------    -----------
                 Net loss                                                 $  (553,427)   $(4,089,362)
                                                                          ===========    ===========

NET LOSS PER COMMON SHARE, basic and diluted                              $     (0.27)   $     (1.96)
                                                                          ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted
                                                                            2,082,088      2,082,088
                                                                          ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                                      Number                         Additional       Accumulated
                                                    of Shares      Share Capital   Paid-in Capital      Deficit            Total
                                                   -----------     -------------   ---------------    -----------       -----------
BALANCE, July 1, 1999                                2,082,088      $    20,821      $ 7,517,333      $(5,740,262)      $ 1,797,892

    Net loss for the three months
       ended September 30, 1999                             --               --               --         (553,427)         (553,427)
                                                   -----------      -----------      -----------      -----------       -----------

BALANCE, September 30, 1999                          2,082,088      $    20,821      $ 7,517,333      $(6,293,689)      $ 1,244,465
                                                   ===========      ===========      ===========      ===========       ===========



The accompanying notes are an integral part of this consolidated statement.

                    SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                 For the three months ended
                                                                                        September 30,
                                                                                 --------------------------
                                                                                     1999           1998
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $  (553,427)   $(4,089,362)
    Adjustments to reconcile net loss to net cash used in operating activities      (248,572)     3,985,443
                                                                                 -----------    -----------
                 Net cash used in operating activities                              (801,999)      (103,919)
                                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiary, net of cash required                                       --        (49,699)
    Purchase of fixed assets                                                         (93,249)       (40,874)
    Short-term investments, net                                                    1,127,166       (685,648)
    Proceeds from sale of fixed assets                                                    --          5,708
                                                                                 -----------    -----------
                 Net cash provided by (used in) investing activities               1,033,917       (770,513)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from initial public offering                                                 --      4,698,612
    Short-term borrowings, net                                                       (49,352)      (743,132)
                                                                                 -----------    -----------
                 Net cash used in financing activities                               (49,352)     3,955,480
                                                                                 -----------    -----------
                 Increase in cash and cash equivalents                               182,566      3,081,048

CASH AND CASH EQUIVALENTS, beginning of period                                       525,162             --
                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                         $   707,728    $ 3,081,048
                                                                                 ===========    ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
       Items not involving cash flows-
          Depreciation and amortization                                          $    16,149    $     8,108
          Severance pay                                                                8,261         74,140
          Loss on sale of equipment                                                       --            836
          Acquired research and development in progress                                   --      3,772,054
       Changes in operating assets and liabilities-
              Increase in trade receivables                                          (35,790)
              Decrease in inventory                                                    1,308
              Decrease in other receivables and prepaid expenses                      18,189        625,115
              Decrease in trade payables                                            (262,065)
              Increase (decrease) in sundry payables and accrued expenses              5,376       (494,810)
                                                                                 -----------    -----------
                                                                                 $  (248,572)   $ 3,985,443
                                                                                 ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
       Fair value of acquired assets and research and development in progress                   $ 3,994,649
       Less - liabilities assumed                                                                (1,067,369)
       Less - shares issued as consideration for acquisition of subsidiary                       (2,873,280)
                                                                                                -----------
       Cash paid                                                                                     54,000
       Less cash acquired                                                                             4,301
                                                                                                -----------
                                                                                                     49,699
                                                                                                ===========

The accompanying notes are an integral part of these consolidated statements.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



General

The financial statements as of and for the three months ended September 30, 1999 and 1998 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The financial statements have been prepared in a manner consistent with the 10-KSB filed for the fiscal years ended June 30, 1999 and 1998 and should be read in connection with those financial statements. The unaudited consolidated statement of operations is not necessarily indicative of the results of operations for future periods.

Business

SCNV Acquisition Corp. (the "Company") was organized under the laws of the State of Delaware on May 19, 1997 to acquire Solmecs Corporation N.V. and its wholly owned subsidiary Solmecs (Israel) Ltd. ("Solmecs") and to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union.

Initial Public Offering

On July 8, 1998 the Company consummated an Initial Public Offering (the "Public Offering") in which 1,041,044 Units, comprised of 1,041,044 shares of Common Stock and 1,041,044 redeemable Common Stock purchase warrants ("Warrants"), were sold to the public at $5.75 per Unit. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.50, subject to adjustment in certain circumstances, at any time until June 28, 2003. The net proceeds from the Public Offering were approximately $4,600,000.

In addition, the Company sold to the Underwriter for an aggregate of $104, warrants to purchase an additional 104,104 Units at an exercise price of 120% of the IPO price per Unit ($6.90) ("Underwriter's Warrants"). The Underwriter's Warrants are exercisable at any time until June 28, 2003.

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

Acquisition of Elecmatec

On May 18, 1999, the Company acquired approximately 90%, of which 35% was purchased from a related party, of Elecmatec Electro-Magnetic Technologies Ltd. ("Elecmatec"), an Israeli company, for approximately $150,000, of which $50,000 was paid to existing stockholders and $100,000 was invested in Elecmatec equity. In addition, the Company may pay up to $150,000 under certain circumstances. The acquisition has been accounted for as a purchase. The excess of purchase price over fair value of assets acquired of approximately $288,000 was reflected as acquired research and development in process and fully expensed at the date of the acquisition.

Going Concern

The Company has incurred substantial operating losses and at September 30, 1999, has an accumulated deficit of approximately $6,300,000. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company's ability to continue as a going concern is dependent upon its ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern.

The Company is also negotiating with potential investors/partners who would provide debt and/or equity financing to the Company. There is no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms or at all. Moreover, to the extent that there is equity financing, there will be substantial dilution to existing stockholders of the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements made by or on behalf of the Company. These risks, uncertainties and factors include, but are not limited to, those relating to the Company's ability to continue as a going concern, uncertainties regarding the Company's growth strategy, uncertainty of the availability of additional financing, uncertainties regarding the Company's ability to fulfill its commitments under the acquisition agreement relating to a subsidiary and to commercialize the technology of such subsidiary, the ability to hire and retain key personnel, uncertainty of feasibility of the Company's technologies and product development, uncertainty of market acceptance of the Company's technologies, relationships with and dependence on third-party equipment manufacturers and suppliers, uncertainties relating to government and regulatory policies and other political risks and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

The Company was organized in May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. Since its inception, the Company has been engaged principally in organizational activities, including developing a business plan, matters directly related to the Public Offering and the acquisition of Solmecs and its wholly owned subsidiary SIL, the acquisition of a majority interest in Elecmatec and the acquisition of identified technologies or manufacturing facilities for certain technologies for further development, production and commercialization.

The Company is actively engaged in the commercial development of two technologies previously identified by Solmecs, namely (i) advanced bi-facial photovoltaic panels and (ii) monocrystals of silicon. In November 1998, Solmecs acquired materials, equipment and engineering services in order to establish a manufacturing facility in Israel for both one-sided and advanced bi-facial photovoltaic panels. The Company anticipates that a commercial production facility will be completed in early 2000, provided that the Company is able to obtain additional financing. The Company will also require additional funds, not currently available to the Company, to operate the production facility and acquire raw materials for the production of commercial quantities. If the Company is able to obtain such additional funds, on a timely basis, it anticipates commercial production of photovoltaic panels during the 2000 fiscal year. During the 1999 fiscal year, the Company received limited purchase orders for photovoltaic panels, which were filled by the Company through its distribution arrangement with a Russian manufacturer.

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

Completion of the research, development and commercialization of the Company's technologies or any potential application of such technologies will require significant additional effort, resources and time. Such research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of the funds allocated to complete such development, which could result in delay of research or development or substantial change or abandonment of research and development activities.

To date, the Company has not generated significant revenues from its marketable products. The Company does not expect to generate any meaningful revenues until such time, if ever, as it successfully produces, markets and distributes its commercial products on a broad scale or until it successfully commercializes or sells proprietary rights relating to one or more of Solmecs' or Elecmatec's technologies currently in development.

The Company has incurred substantial operating losses and at September 30, 1999, has an accumulated deficit of approximately $6,293,689. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates continued losses. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company is dependent upon its ability to raise resources to finance operations. This fact raises substantial doubt that the Company's ability to continue as a going concern.

The Company's capital requirements will be significant. The Company is dependent upon the remaining proceeds of the Public Offering to finance the operations of the Company, including the costs of market research and marketing activities, continued research and development efforts, establishing manufacturing capabilities and the acquisition of intellectual property rights. Completion of the commercialization of the Company's technologies or any potential application of such technologies including, without limitation, the technology of Elecmatec, in which the Company acquired a 90.4% interest in May 1999, will require significant additional effort, resources and time including funding substantially greater than the remaining proceeds of the Public Offering or otherwise currently available to the Company. Moreover, the remaining proceeds of the Public Offering will be insufficient to satisfy the scheduled projects, requiring the Company to seek additional financing. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. The Company is negotiating with potential investors/partners who would provide debt and/or equity financing to the Company. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Moreover, to the extent that there is equity financing, there will be substantial dilution to existing stockholders of the Company.

Results of Operations

The consolidated statement of operations and other financial and operating data for the three month periods ended September 30, 1998 and 1999 are derived from the unaudited financial statements of the Company included elsewhere herein.

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

     Sales. Sales increased to $49,191 for the three months ended September 30, 1999 as compared to $189 for the three months ended September 30, 1998. The increase was attributable to sales of photovoltaic panels, a form of silicon monocrystals and sales of electronic pocket dictionaries in the United States.

     Contract Services. There were no contract services performed by the Company for the three months ended September 1999.

     Total Revenues. Total revenues increased by $48,318 to $49,191 for the three months ended September 30, 1999 compared to $873 for the three months ended September 30, 1998. The increase is attributable to the increase in sales of products stated herein.

     Research and Development Costs. Research and development and costs increased by $58,188 or 40% to $203,393 for the three months ended September 1999, as compared to $145,205 for the three months ended September 1998. The increase is mainly due to the development of the new English-Spanish electronic pocket dictionary and to the commencement of production and development tests of the silicon monocrystal project.

     Cost of Merchandise Purchased. Costs of merchandise purchased increased by $46,133 to $46,301 for the three months ended September 1999, as compared to $168 for the three months ended September 1998. The increase is attributable to the increase in sales of photovoltaic panels, silicon ingots and electronic pocket dictionaries.

     Marketing Expenses. Marketing expenses increased by $23,025 or 34%, to $90,698 for the three months ended September 1999, as compared to $67,673 for the three months ended September 1998. This increase is primarily attributable to the additional products in Solmecs and the addition of Elecmatec's products.

     General and Administrative Expenses. General and administrative expenses increased by $145,379 or 114%, to $273,122 for the three months ended September 1999, as compared to $127,743 for the three months ended September 1998. This increase is primarily attributable to the costs and expenses due to the addition of Elecmatec.

     One-Time Charge of Acquired Research and Development In-Process. The acquisition of Solmecs by the Company has been accounted for as a purchase and the excess purchase price over fair value of assets acquired of $3,772,054 has been reflected in the Company's consolidated statement of operations for the three month period ended September 30, 1998 as acquired research and development in process. The Company has recorded a one-time charge for the write-off in full of such research and development in process as of the date of the Acquisition.

     Operating Loss. Operating Loss decreased by $3,547,647 to $564,323 for the three months ended September 1999, as compared to $4,111,970 for the three months ended September 1998. The decrease in operating loss is solely attributable to the one-time charge of $3,772,054 reflecting the write-off of acquired research and development in process in 1998.

     Financing Income, Net. Financing income was $10,896 for the three months ended September 1999, as compared to financing income of $22,608 for the three months ended September 1998, primarily as a result of interest earned by the Company on deposits of net proceeds of the Public Offering not immediately used in the operation of the Company.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss was $553,427 ($0.27 per share) for the three months ended September 1999 as compared to $4,089,362 ($1.96 per share) for the three months ended September 1998.


Liquidity and Capital Resources

As of September 30, 1999, the Company had working capital of $412,051, shareholders' equity of $1,244,465 and an accumulated deficit of $6,293,689.

On July 8, 1998 the Company consummated the Public Offering of 1,041,044 Units consisting of Common Stock and Warrants for net proceeds to the Company of approximately $4,600,000 after expenses of the offering.

In May 1998, the Company acquired a 90.4% interest in Elecmatec. In addition to the initial acquisition price of $150,000, the Company has agreed to loan to, or guarantee loans taken by,

Elecmatec, of up to $1,000,000, of which approximately $445,000 has been loaned by the Company to Elecmatec as of September 30, 1999, and approximately $162,000 is available to Elecmatec by way of such guarantee. In addition, the Company has agreed to pay $150,000 to current shareholders of Elecmatec, on a sliding-scale basis, in the event Elecmatec obtains third-party debt or equity financing of at least $500,000. The Company is also required, under certain circumstances, to pay former shareholders of Elecmatec an amount equal to 10% of Elecmatec's net income, up to an aggregate payment of $360,000.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d) On July 8, 1998 the Company consummated its initial public offering (the "Public Offering") contemplated by its Registration Statement on Form SB-2 (file no. 333-43955) which was declared effective by the Securities and Exchange Commission on June 29, 1998. A total of 1,197,200 Units were registered for sale by the Company to the public and 1,041,444 Units were sold to the public for gross proceeds of $5,986,003. Each Unit consisted of one share of common stock, $.01 par value per share, of the Company (the "Common Stock") and one Class A redeemable Common Stock purchase warrant (the "Warrants"). The Common Stock and Warrants included in the Units were registered in the Public Offering and became detachable and separately transferable from the Units on September 29, 1998. In addition, 1,041,044 shares of Common Stock issuable upon exercise of the Warrants were registered. The Warrants are exercisable between June 29, 1999 and June 28, 2003. In addition, 104,104 Units were registered pursuant to an option granted to the Underwriter of the Public Offering.

     Net proceeds from the Offering were approximately $4,600,000. On July 8, 1998 (the closing date of the Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of September 30, 1999 the Company has applied the balance of net proceeds from the Offering as follows: (i) approximately $280,500 to market research and marketing activities; (ii) approximately $919,000 to research and development; (iii) approximately $60,000 to the repayment of a short term, non interest bearing loan incurred after March 31, 1998; (iv) approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; (v) approximately $1,100,000 for the purchase of equipment and machinery; and (vi) approximately
     $1,145,000 to working capital and general corporate purposes. As of September 30, 1999, approximately $600,000 of the net proceeds from the offering remained, a substantial portion of which has subsequently been expended.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1999.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of November 1999.



                                SCNV ACQUISITION CORP.
                                (Registrant)


                                /s/  Herman Branover
                                --------------------------------------
                                Professor Herman Branover
                                President and Chief Executive Officer


                                /s/  Jacline Bavli
                                --------------------------------------
                                Jacline Bavli
                                Chief Financial Officer