Form 10QSB
period 1999-12-31
SCNV ACQUISITION CORP
filed 2000-02-22
CIK 1051934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended DECEMBER 31, 1999

__ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ______________to _____________.

Commission file number 0-29624

                             SCNV ACQUISITION CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                   90-0194786
(State or other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

Yes __X__  No ___


     As of February 14, 2000 there were 2,082,088 shares of the issuer's Common Stock outstanding

Transitional Small Business Disclosure Format (check one):

Yes ____  No __X__

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 1999
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of December 31, 1999
         (Unaudited) ......................................................  1

         Consolidated Statements of Operations
         For the three and six months ended December 31, 1999 and,
         1998 (Unaudited) .................................................  2

         Consolidated Statement of Changes
         in Stockholders' Equity for the six months
         ended December 31, 1999 (Unaudited)...............................  3

         Consolidated  Statements  of Cash Flows For the six  months ended December 31, 1999 and, 1998
         (Unaudited) ......................................................  4

         Notes to Unaudited Consolidated Financial Statements .............  5



Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations ........................................  7

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ........................ 14

Item 6.  Exhibits and Reports on Form 8-K ................................. 14

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


 ASSETS                                                               December, 31
                                                                          1999
                                                                      ------------
CURRENT ASSETS
    Cash and cash equivalents                                         $   106,323
    Trade receivables                                                      10,476
    Inventory                                                              48,472
    Other receivables and prepaid expenses                                147,855
                                                                      -----------
       Total current assets                                               313,126
                                                                      -----------

FIXED ASSETS
    Cost                                                                1,480,827
    Less - accumulated depreciation                                       188,798
                                                                      -----------
       Total fixed assets                                               1,292,029

OTHER ASSETS                                                               22,000
                                                                      -----------
       Total assets                                                   $ 1,627,155
                                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings                                             $   291,570
    Trade payables                                                         58,375
    Sundry payables and accrued expenses                                  296,384
                                                                      -----------
       Total current liabilities                                          646,329
                                                                      -----------

 LONG TERM LIABILITIES
    Long term loan                                                        200,000
    Accrued severance pay                                                 122,866
                                                                      -----------
       Total long term liabilities                                        322,866
                                                                      -----------
       Total liabilities                                                  969,195
                                                                      -----------

SHAREHOLDERS' EQUITY
    Share capital
       Preferred stock $.01 par value, 1,000,000 shares authorized;
           none issued and outstanding                                         --
       Common stock $.01 par value, 10,000,000 shares authorized;
          2,082,088 shares issued and outstanding                          20,821
    Additional paid-in-capital                                          7,517,333
    Accumulated deficit                                                (6,880,194)
                                                                      -----------
       Total shareholders' equity                                         657,960
                                                                      -----------
       Total liabilities and shareholders' equity                     $ 1,627,155
                                                                      ===========


     The accompanying notes are an integral part of this consolidated balance sheet.

                    SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                For the three months ended               For the six months ended
                                                                       December 31,                             December 31,
                                                                  1999                 1998               1999               1998
                                                                  ----                 ----               ----               ----
  REVENUES

    Sales                                                      $    32,400        $     6,976        $    81,591        $     7,165
    Contract services                                                   --              9,607                 --             10,291
                                                               -----------        -----------        -----------        -----------
        Total revenues                                              32,400             16,583             81,591             17,456
                                                               -----------        -----------        -----------        -----------

COSTS AND EXPENSES

    Research and development costs                             $   239,339        $   165,965        $   442,732        $   310,490
    Cost of merchandise purchased                                    6,586              6,975             52,887              7,143
    Cost of contract services performed
        by subcontractors                                               --              9,188                 --              9,868
    Marketing expenses                                             149,838             59,490            240,536            127,163
    General and administrative expenses                            200,912            144,426            474,034            272,169
                                                               -----------        -----------        -----------        -----------
        Total costs and expenses                                   596,675            386,044          1,210,189            726,833
                                                               -----------        -----------        -----------        -----------

        Loss before one-time charge                                     --           (369,461)                --           (709,377)

    One-time charge of acquired research
        and development in process                                      --                 --                 --         (3,772,054)
                                                               -----------        -----------        -----------        -----------

        Operating Loss                                            (564,275)          (369,461)        (1,128,598)        (4,481,431)

FINANCING INCOME  (EXPENSES), NET                                  (22,230)            36,775            (11,334)            59,383

LOSS ON SALE OF FIXED ASSETS                                            --               (836)                --               (836)
                                                               -----------        -----------        -----------        -----------

        Net loss                                               $  (586,505)       $  (333,522)       $(1,139,932)       $(4,422,884)
                                                               ===========        ===========        ===========        ===========

Net loss per common share, basic and diluted                   $     (0.28)       $     (0.16)       $     (0.55)       $     (2.12)
                                                               ===========        ===========        ===========        ===========
Weighted average number of common
        shares outstanding, basic and diluted                    2,082,088          2,082,088          2,082,088          2,082,088
                                                               ===========        ===========        ===========        ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                    SCNV ACQUISITION CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                 Number of        Share            Additional         Accumulated
                                                  Shares         Capital         Paid-In-Capital        Deficit            Total
                                                  ------         -------         ---------------        -------            -----
Balance as of July 1, 1999                       2,082,088            20,821         7,517,333        (5,740,262)       $ 1,797,892

Net Loss                                                --                --                --        (1,139,932)        (1,139,932)
                                               -----------       -----------       -----------       -----------        -----------

Balance as of December 31, 1999                  2,082,088       $    20,821       $ 7,517,333       $(6,880,194)       $   657,960
                                               ===========       ===========       ===========       ===========        ===========


     The accompanying notes are an integral part of this consolidated financial statement.

                    SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the six          For the six
                                                                                                   months ended         months ended
                                                                                                   December 31,         December 31,
                                                                                                      1999                  1998
                                                                                                   -----------          ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                                                      $(1,139,932)         $(4,422,884)
     Adjustments to reconcile net loss to net cash used in operating activities                       (278,430)           3,918,230
                                                                                                   -----------          -----------
         Net cash used in operating activities                                                      (1,418,362)            (504,654)
                                                                                                   -----------          -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Acquisition of subsidiary, net of cash acquired                                                        --              (49,699)
     Investment in fixed assets                                                                       (267,315)            (150,292)
     Short-term investments, net                                                                     1,127,166             (513,157)
     Proceeds from sale of fixed assets                                                                     --               12,680
                                                                                                   -----------          -----------
         Net cash provided by (used in)  investing activities                                          859,851             (700,468)
                                                                                                   -----------          -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Share capital issuance                                                                                 --            4,657,282
     Short term borowings, net                                                                         139,672             (743,132)
                                                                                                   -----------          -----------
         Net cash provided by financing activities                                                     139,672            3,914,150
                                                                                                   -----------          -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      (418,839)           2,709,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                                   525,162                   --
                                                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                                     $   106,323          $ 2,709,028
                                                                                                   ===========          ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
     IN OPERATING ACTIVITIES
     Items not involving cash flows:
         Depreciation                                                                              $    31,189          $    15,817
         Severance pay                                                                                   8,537               74,836
         Loss on sale of fixed assets                                                                       --                  836
         Acquired research and development in process                                                       --            3,772,054
     Changes in operating assets and liabilities:
         Decrease (increase) in receivable and prepaid expenses                                        (34,112)             529,888
         Increase in Inventory                                                                         (17,877)             (20,090)
         Increase (decrease) in payables and accrued expenses                                         (266,167)            (455,111)
                                                                                                   -----------          -----------
                                                                                                   $  (278,430)         $ 3,918,230
                                                                                                   ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
         Fair value of acquired assets and research and development in process                     $        --          $ 3,994,649
         Less - liabilities assumed                                                                         --           (1,067,369)
         Less - shares issued as consideration for acquisition of subsidiary                                --           (2,873,280)
                                                                                                   -----------          -----------
         Cash paid                                                                                          --               54,000
         Less cash acquired                                                                                 --               (4,301)
                                                                                                   -----------          -----------
                                                                                                   $        --          $    49,699
                                                                                                   ===========          ===========

     The accompanying notes are an integral part of this consolidated financial statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


General

The financial statements as of and for the three and six months ended December 31, 1999 and 1998 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The financial statements have been prepared in a manner consistent with the 10-KSB filed for the fiscal years ended June 30, 1999 and 1998 and should be read in connection with those financial statements. The unaudited consolidated statement of operations is not necessarily indicative of the results of operations for future periods.

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

Going Concern

The Company has incurred substantial operating losses and at December 31, 1999, has an accumulated deficit of approximately $6,880,000. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company's ability to continue as a going concern is dependent upon its ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of recorded assets accounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

General

The Company was organized in May 1997 to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. Since its inception, the Company has been engaged principally in organizational activities, including developing a business plan, matters directly related to the Public Offering and the acquisition of Solmecs and the acquisition of identified technologies or manufacturing facilities for certain technologies for further development, production and commercialization.

The Company is actively engaged in the commercial development of two technologies previously identified by Solmecs, namely (i) advanced bi-facial photovoltaic panels and (ii) monocrystals of silicon. In November 1998, Solmecs acquired materials, equipment and engineering services in order to establish a manufacturing facility in Israel for both one-sided and advanced bi-facial photovoltaic panels. The Company anticipates that a commercial production facility will be completed by early 2000. The Company, however, will require additional funds, not currently available to the Company, to operate the production facility and acquire raw materials for the production of commercial quantities. If the Company is able to obtain such additional funds, on a timely basis, it anticipates commercial production of photovoltaic panels during the 2000 fiscal year. During the 1999 fiscal year, the Company received limited purchase orders for photovoltaic panels, which were filled by the Company through its distribution arrangement with a Russian manufacturer.

Also in November 1998, Solmecs acquired equipment to be used in three production facilities currently being set up for growing silicon monocrystals. Two of the facilities are nearing completion and will be dedicated to production of standard size silicon monocrystals with the qualities necessary for use in both sophisticated electronics and photovoltaics. The third facility will be modified for experimental production of silicon monocrystals utilizing LMMHD technology. The Company did not produce any commercial silicon monocrystals during the 1999 fiscal year. The Company expects to have the two production facilities completed by early 2000. The Company, however, will require additional funds, not currently available to the Company, to operate the production facilities and acquire the raw materials necessary to produce commercial quantities. If the Company is able to obtain additional funds, on a timely basis, it anticipates commercial production of standard size silicon monocrystals by mid-2000. Development of LMMHD enhanced silicon monocrystals, however, is still in the preliminary testing stage and the Company does not anticipate that this technology will be ready for production of prototypes for at least one year, and for production of commercial monocrystals for at least two years. Further development of this technology will also require additional funds not currently available to the Company.

In February 1999, the Company acquired world-wide rights (except for Israel) to develop, produce, market and distribute advanced electronic pocket dictionaries manufactured by an Israeli company. During fiscal 1999, the Company had limited sales of the Hebrew/English and Russian/English dictionaries in the United States. The Company is now focusing on the development of a Spanish/English dictionary which is expected to be ready for commercial production in early 2000. The Company is negotiating promotional and marketing arrangements with two marketing and distribution companies for promotion and distribution of the dictionaries.

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

The Company has incurred substantial operating losses and at December 31, 1999, has an accumulated deficit of approximately $6,880,000. The Company anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company is dependent upon its ability to raise resources to finance operations. This fact raises substantial doubt that the Company's ability to continue as a going concern.

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

Results of Operations

The consolidated statement of operations and other financial and operating data for the three and six month periods ended December 31, 1998 and 1999 are derived from the unaudited financial statements of the Company included elsewhere herein.

Three Months Ended December 31, 1999 Compared with Three Months Ended December 31, 1998

     Sales. Sales increased to $32,400 for the three months ended December 31, 1999 as compared to $6,976 for the three months ended December 31, 1998. The increase was attributable to sales of photovoltaic panels, silicon ingots
(silicon cylinders, 150mm diameter, 700mm long from which are sliced waffers (disks)) and sales of electronic pocket dictionaries in the United States.

     Contract Services. There were no contract services performed by the Company for the three months ended December 31, 1999.

     Total Revenues. Total revenues increased by $15,817 to $32,400 for the three months ended December 31, 1999 compared to $16,583 for the three months ended December 31, 1998. The increase is attributable to the increase in sales of products stated herein.

     Research and Development Costs. Research and development costs increased by $73,374 or 44% to $239,339 for the three months ended December 31, 1999, as compared to $165,965 for the three months ended December31, 1998. The increase is mainly due to the development of the new English-Spanish electronic pocket dictionary and to the addition of qualified personal for the silicon's plant.

     Cost of Merchandise Purchased. Costs of merchandise purchased decreased by $389 to $6,586 for the three months ended December 31, 1999, as compared to $6,975 for the three months ended December 31, 1998. The decrease is attributable to merchandise purchased during the first quarter of the year.

     Marketing Expenses. Marketing expenses increased by $90,348 or 152%, to $149,838 for the three months ended December 31, 1999, as compared to $59,490 for the three months ended December 31, 1998. This increase is primarily attributable to the marketing trips to promote Solmec's and Elecmatec's products abroad.

     General and Administrative Expenses. General and administrative expenses increased by $56,486 or 39%, to $200,912 for the three months ended December 31, 1999, as compared to $144,426 for the three months ended December 31, 1998. This increase is primarily attributable to the costs and expenses due to the addition of a new subsidiary-Elecmatec.

     Operating Loss. Operating loss increased by $194,814 to $564,275 for the three months ended December 31, 1999, as compared to $369,461 for the three months ended December 31, 1998. The increase in operating loss is primarily attributable to the aforementioned

     Financing Income(Expenses),Net. Financing expenses were $22,230 for the three months ended December 31, 1999, as compared to financing income of $36,775 for the three months ended December 31, 1998, primarily as a result of interest paid by the Company on borowings in 1999 as compared to interest earned by the Company on deposits in 1998.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss was $586,505 ($0.28 per share) for the three months ended December 1999 as compared to $333,522 ($0.16 per share) for the three months ended December 31, 1998.

Six Months Ended December 31, 1999 Compared with Six Months Ended December 31, 1998

     Sales. Sales increased to $81,591 for the six months ended December 31, 1999 as compared to $7,165 for the six months ended December 31, 1998. The increase was attributable to sales of photovoltaic panels, silicon ingots
(silicon cylinders, 150mm diameter, 700mm long from which are sliced waffers (disks) and sales of electronic pocket dictionaries in the United States.

     Contract Services. There were no contract services performed by the Company for the six months ended December 31, 1999.

     Total Revenues. Total revenues increased by $64,135 to $81,591 for the six months ended December 31, 1999 compared to $17,456 for the six months ended December 31, 1998. The increase is attributable to the increase in sales of products stated herein.

     Research and Development Costs. Research and development and costs increased by $132,242 or 43% to $442,732 for the six months ended December 31, 1999, as compared to $310,490 for the six months ended December 31, 1998. The increase is mainly due to the development of the new English-Spanish electronic pocket dictionary and to the addition of qualified personal for the silicon plant.

     Cost of Merchandise Purchased. Costs of merchandise purchased increased by $45,744 to $52,887 for the six months ended December 31, 1999, as compared to $7,143 for the six months ended December 31, 1998. The increase is attributable to the increase in sales of photovoltaic panels, silicon ingots and electronic pocket dictionaries.

     Marketing Expenses. Marketing expenses increased by $113,373 or 89%, to $240,536 for the six months ended December 31, 1999, as compared to $127,163 for the six months ended December 31, 1998. This increase is primarily attributable to the marketing trips to promote Solmec's and Elecmatec's products abroad.

     General and Administrative Expenses. General and administrative expenses increased by $201,865 or 74%, to $474,034 for the six months ended December 31, 1999, as compared to $272,169 for the six months ended December 31, 1998. This increase is primarily attributable to the costs and expenses due to the addition of a new subsidiary-Elecmatec.

     One-Time Charge of Acquired Research and Development In-Process . The acquisition of Solmecs by the Company has been accounted for as a purchase and the excess purchase price over fair value of assets acquired of $3,772,054 has been reflected in the Company's consolidated statement of operations for the six month period ended December 31, 1998 as acquired research and development in process. The Company has recorded a one-time charge for the write-off in full of such research and development in process as of the date of the Acquisition.

     Operating Loss. Operating Loss decreased by $3,352,833 to $1,128,598 for the six months ended December 31, 1999, as compared to $4,481,431 for the six months ended December 31, 1998. The decrease in operating loss is solely attributable to the aforementioned.

     Financing Income(Expenses), Net. Financing expenses were $11,334 for the six months ended December 31, 1999, as compared to financing income of $59,383 for the six months ended December 31, 1998, primarily as a result of interest paid by the Company on bank loans in 1999 as compared to interest earned by the Company on deposits in 1998.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss was $1,139,932 ($0.55 per share) for the six months ended December 1999 as compared to $4,422,884 ($2.12 per share) for the six months ended December 31, 1998.


Liquidity and Capital Resources

As of December 31, 1999, the Company had a deficiency of working capital of $333,203, a shareholders' equity of $657,960 and an accumulated deficit of $6,880,194.

In May 1999, the Company acquired a 90.4% interest in Elecmatec for an acquisition price of $150,000 In addition, the Company has agreed to pay $150,000 to current shareholders of Elecmatec, on a sliding-scale basis, in the event Elecmatec obtains third-party debt or equity financing of at least $500,000. The Company is also required, under certain circumstances, to pay former shareholders of Elecmatec an amount equal to 10% of Elecmatec's net income, up to an aggregate payment of $360,000.

The Company's capital requirements will be significant. The Company is dependent upon the remaining proceeds of the Public Offering to finance the operations of the Company, including the costs of market research and marketing activities, continued research and development efforts, establishing manufacturing capabilities and the acquisition of intellectual property rights. Completion of the commercialization of the Company's technologies or any potential application of such technologies including, without limitation, the technology of Elecmatec, will require significant additional effort, resources and time including funding substantially greater than the remaining proceeds of the Public Offering or otherwise currently available to the Company. Moreover, the remaining proceeds of the Public Offering will be insufficient to satisfy the scheduled projects, requiring the Company to seek additional financing. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Inflation

In recent years, until 1997, inflation in Israel has exceeded the devaluation of the NIS against the dollar. The rate of inflation in Israel for the years 1995 and 1996, was 8.1% and 10.6%, respectively, while the devaluation of the NIS against the dollar was 3.9% and 3.7%, respectively. This trend was reversed during the years 1997 and 1998, as the rate of inflation in Israel was 7.0% and 8.6%, respectively, while the rate of devaluation of the NIS against the dollar was 8.8% and 17.6%, respectively. In the first six months of 1999, Israel experienced deflation at the rate of .37% as well as a devaluation of the dollar against the NIS at the rate of 2%.

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

Year 2000

The Company has evaluated and updated its Information Technology ("IT") systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. The Company's IT systems are substantially compliant with Year 2000 requirements and no problems have been recorded up to date. Costs incurred by the Company to date to implement its plans have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

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

     Net proceeds from the Offering were approximately $4,600,000. On July 8, 1998 (the closing date of the Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of December 31, 1999 the Company has applied the balance of net proceeds from the Offering as follows: (i) approximately $430,000 to market research and marketing activities; (ii) approximately $1,160,000 to research and development; (iii) approximately $60,000 to the repayment of a short term, non interest bearing loan incurred after March 31, 1998; (iv) approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; (v) approximately $1,480,000 for the purchase of equipment and machinery; and (vi) approximately $1,165,000 to working capital and general corporate purposes.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the six month period ended December 31, 1999.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                                   SIGNATURES



               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February 2000.



                                SCNV ACQUISITION CORP.
                                (Registrant)


                                /s/  Herman Branover
                                --------------------
                                Professor Herman Branover
                                President and Chief Executive Officer


                                /s/  Jacline Bavli
                                ------------------
                                Jacline Bavli
                                Chief Financial Officer