Form 10QSB
period 2000-03-31
SCNV ACQUISITION CORP
filed 2000-05-22
CIK 1051934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2000

[__]  Transition  report  pursuant  to  Section  13 or 15 (d) of the  Securities
Exchange  Act  of  1934  For  the   transition   period  from  ______________ to
_____________.

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

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___


         As of May 22, 2000 there were 2,082,088 shares of the issuer's
                            Common Stock outstanding

                            ------------------------

Transitional Small Business Disclosure Format (check one):
Yes ___  No _X_

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2000
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of March 31, 2000
         (Unaudited).........................................................  1

         Consolidated Statements of Operations For the three and nine months ended March 31, 2000 and,
         1999 (Unaudited)....................................................  2

         Consolidated Statement of Changes
         in Stockholders' Equity for the nine months
         ended March 31, 2000 (Unaudited)....................................  3

         Consolidated Statements of Cash Flows For the nine months ended
         March 31, 2000 and, 1999
         (Unaudited).........................................................  4

         Notes to Unaudited Consolidated Financial Statements................  5


Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations ..........................................  7

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................... 14

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                  March 31,
                                                                          2000
                                                                      -----------
CURRENT ASSETS
    Cash and cash equivalents                                         $    78,332
    Trade receivables                                                      18,725
    Inventory                                                              46,879
    Other receivables and prepaid expenses                                 75,111
                                                                      -----------
       Total current assets                                               219,047
                                                                      -----------

FIXED ASSETS
    Cost                                                                1,496,292
    Less - accumulated depreciation                                       207,706
                                                                      -----------
       Total fixed assets                                               1,288,586
                                                                      -----------

OTHER ASSETS                                                               20,500
                                                                      -----------
       Total assets                                                   $ 1,528,133
                                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term borrowings                                             $   739,198
    Trade payables                                                         57,416
    Sundry payables and accrued expenses                                  289,545
                                                                      -----------
       Total current liabilities                                        1,086,159
                                                                      -----------

 LONG TERM LIABILITIES
    Long term loan                                                        200,000
    Accrued severance pay                                                 118,829
                                                                      -----------
       Total long term liabilities                                        318,829
                                                                      -----------
       Total liabilities                                                1,404,988
                                                                      -----------

SHAREHOLDERS' EQUITY
    Share capital
       Preferred stock $.01 par value, 1,000,000 shares authorized;
           none issued and outstanding                                         --
       Common stock $.01 par value, 10,000,000 shares authorized;
          2,082,088 shares issued and outstanding                          20,821
    Additional paid-in-capital                                          7,517,333
    Accumulated deficit                                                (7,415,009)
                                                                      -----------
       Total shareholders' equity                                         123,145
                                                                      -----------
       Total liabilities and shareholders' equity                     $ 1,528,133
                                                                      ===========


                  The accompanying notes are an integral part
                      of this consolidated balance sheet.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the three months ended        For the nine months ended
                                                              March 31,                         March 31,
                                                       2000             1999            2000              1999
                                                   -----------      -----------      -----------      -----------
  REVENUES

    Sales                                          $    54,286      $    43,905      $   135,877      $    51,070
    Contract services                                       --               --               --            1,869
                                                   -----------      -----------      -----------      -----------
         Total revenues                                 54,286           43,905          135,877           52,939
                                                   -----------      -----------      -----------      -----------

COSTS AND EXPENSES

    Research and development costs                 $   186,848      $   215,587      $   629,580      $   517,655
    Cost of merchandise purchased                       41,958           37,930           94,845           45,073
    Cost of contract services performed
         by subcontractors                                  --               --               --            9,868
    Marketing expenses                                 128,443          167,206          368,979          167,121
    General and administrative expenses                193,443          144,426          667,477          439,375
                                                   -----------      -----------      -----------      -----------
         Total costs and expenses                      550,693          565,149        1,760,882        1,179,092
                                                   -----------      -----------      -----------      -----------

         Loss before one-time charge                  (496,407)        (416,776)      (1,625,005)      (1,126,153)

    One-time charge of acquired research
         and development in process                         --               --               --       (3,772,054)
                                                   -----------      -----------      -----------      -----------

         Operating Loss                               (496,407)        (416,776)      (1,625,005)      (4,898,207)

FINANCING INCOME  (EXPENSES) NET                       (38,408)          19,615          (49,742)          78,998

LOSS ON SALE OF FIXED ASSETS                                --               --               --             (836)
                                                   -----------      -----------      -----------      -----------

         Net loss                                  $  (534,815)     $  (397,161)     $(1,674,747)     $(4,820,045)
                                                   ===========      ===========      ===========      ===========

Net loss per common share                          $     (0.26)     $     (0.19)     $     (0.80)     $     (2.32)
                                                   ===========      ===========      ===========      ===========
Weighted average number of common
         shares outstanding, basic and diluted       2,082,088        2,082,088        2,082,088        2,082,088
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

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                   Number of        Share        Additional      Accumulated
                                    Shares         Capital     Paid-In-Capital     Deficit           Total
                                 -----------     -----------     -----------     -----------      -----------
Balance as of July 1, 1999         2,082,088     $    20,821     $ 7,517,333      (5,740,262)     $ 1,797,892

Net Loss                                  --              --              --      (1,674,747)      (1,674,747)
                                 -----------     -----------     -----------     -----------      -----------

Balance as of March 31, 2000       2,082,088     $    20,821     $ 7,517,333     $(7,415,009)     $   123,145
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

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the nine      For the nine
                                                                                   months ended      months ended
                                                                                     March 31,         March 31,
                                                                                        2000             1999
                                                                                    -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                                       $(1,674,747)     $(4,820,045)
     Adjustments to reconcile net loss to net cash used in operating activities        (203,769)       3,873,430
                                                                                    -----------      -----------
         Net cash used in operating activities                                       (1,878,516)        (946,615)
                                                                                    -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Acquisition of subsidiary, net of cash acquired                                         --          (49,699)
     Investment in fixed assets                                                        (282,780)        (385,753)
     Short-term investments, net                                                      1,127,166       (1,120,123)
     Investment in other assets                                                              --          (30,000)
     Proceeds from sale of fixed assets                                                      --           12,680
                                                                                    -----------      -----------
         Net cash provide (used) in investing activities                                844,386       (1,572,895)
                                                                                    -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
     Share capital issuance                                                                  --        4,657,282
     Short term borowings, net                                                          587,300         (743,132)
                                                                                    -----------      -----------
         Net cash provided by financing activities                                      587,300        3,914,150
                                                                                    -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (446,830)       1,394,640
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                    525,162               --
                                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $    78,332      $ 1,394,640
                                                                                    ===========      ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
     IN OPERATING ACTIVITIES
     Items not involving cash flows:
         Depreciation                                                               $    51,597      $    24,639
         Severance pay                                                                    4,500           77,918
         Loss on sale of fixed assets                                                        --              836
         Acquired research and development in process                                        --        3,772,054
     Changes in operating assets and liabilities:
         Decrease (increase) in receivable and prepaid expenses                          30,384          375,213
         Increase in Inventory                                                          (16,284)         (20,090)
         Increase (decrease) in payables and accrued expenses                          (273,965)        (357,140)
                                                                                    -----------      -----------
                                                                                    $  (203,769)     $ 3,873,430
                                                                                    ===========      ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES
         Fair value of acquired assets and research and development in process      $        --      $ 3,994,649
         Less - liabilities assumed                                                          --       (1,067,369)
         Less - shares issued as consideration for acquisition of subsidiary                 --       (2,873,280)
                                                                                    -----------      -----------
         Cash paid                                                                           --           54,000
         Less cash acquired                                                                  --           (4,301)
                                                                                    -----------      -----------
                                                                                    $        --      $    49,699
                                                                                    ===========      ===========


                   The accompanying notes are an integral part
                      of this consolidated balance sheet.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

General

The financial statements as of and for the three and nine months ended March 31, 2000 and 1999 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The financial statements have been prepared in a manner consistent with the 10-KSB filed for the fiscal years ended June 30, 1999 and 1998 and should be read in connection with those financial statements. The unaudited consolidated statement of operations is not necessarily indicative of the results of operations for future periods.

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

Going Concern

The Company has incurred substantial operating losses and at March 31, 2000, has an accumulated deficit of approximately $7,415,000. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company's ability to continue as a going concern is dependent upon its ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of recorded assets accounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will attempt to finance its operations and capital expenditures by receiving additional credit lines and bank loans. The Company is also negotiating with potential investors/partners who would provide bridge financing until the Company will begin to produce and sell its products. However, no arrangements for such credit lines, bank lines or financings were entered into as of May 22, 2000 and no assurances can be given that any such arrangements will be entered into. If no such arrangements are made, the Company will likely be required to suspend operations.

A loan in the amount of $500,000 has been received from a third party on March 26, 2000, repayable in March 2001. The loan bears an interest rate of 6% per year. This loan was received in connection with a proposed equity financing of subsidiaires of the Company by the lender. The lender has informed the Company and the subsidiaries that it will not proceed with such equity financing. The Company and the lender are negotiating a possible additional loan. No assurances can be given that such additional loan will be made.

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

The Company is actively engaged in the commercial development of two technologies previously identified by Solmecs, namely (i) advanced bi-facial photovoltaic panels and (ii) monocrystals of silicon. In November 1998, Solmecs acquired materials, equipment and engineering services in order to establish a manufacturing facility in Israel for both one-sided and advanced bi-facial photovoltaic panels. The Company anticipates that a commercial production facility will be completed by the end of 2000. The Company, however, will require additional funds, not currently available to the Company, to operate the production facility and acquire raw materials for the production of commercial quantities. If the Company is able to obtain such additional funds, on a timely basis, it anticipates commercial production of photovoltaic panels during the 2000 fiscal year. During the 1999 fiscal year, the Company received limited purchase orders for photovoltaic panels, which were filled by the Company through its distribution arrangement with a Russian manufacturer.

Also in November 1998, Solmecs acquired equipment to be used in three production facilities currently being set up for growing silicon monocrystals. Two of the facilities are in operational conditions and are dedicated to tests production of standard size silicon monocrystals with the qualities necessary for use in both sophisticated electronics and photovoltaics. The third facility will be modified for experimental production of silicon monocrystals utilizing LMMHD technology. The Company did not produce any commercial silicon monocrystals during the 1999 fiscal year.. The Company, however, will require additional funds,  not  currently  available  to the  Company,  to operate  the  production facilities and acquire the raw materials necessary to produce commercial quantities. If the Company is able to obtain additional funds, on a timely basis, it anticipates commercial production of standard size silicon monocrystals by mid-2000. Development of LMMHD enhanced silicon monocrystals, however, is still in the preliminary testing stage and the Company does not anticipate that this technology will be ready for production of prototypes for at least one year, and for production of commercial monocrystals for at least two years. Further development of this technology will also require additional funds not currently available to the Company.

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

The Company has incurred substantial operating losses and at March 31, 2000, has an accumulated deficit of approximately $7,415,000. The Company anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company is dependent upon its ability to raise resources to finance operations. This fact raises substantial doubt that the Company's ability to continue as a going concern.

The Company will attempt to finance its operations and capital expenditures by receiving additional credit lines and bank loans. The Company is also negotiating with potential investors/partners who would provide bridge financing until the Company will begin to produce and sell its products. However, no arrangements for such credit lines, bank lines or financings were entered into as of May 22, 2000 and no assurances can be given that any such arrangements will be entered into. If no such arrangements are made, the Company will likely be required to suspend operations.

A loan in the amount of $500,000 has been received from a third party on March 26, 2000, repayable in March 2001. The loan bears an interest rate of 6% per year. This loan was received in connection with a proposed equity financing of subsidiaries of the Company by the lender. The lender has informed the Company and the subsidiaires that it will not proceed with such equity financing. The Company and the lender are negotiating a possible additional loan. No assurances can be given that such additional loan will be made.

Results of Operations

The consolidated statement of operations and other financial and operating data for the three and nine month periods ended March 31, 1999 and 2000 are derived from the unaudited financial statements of the Company included elsewhere herein.

Three Months Ended March 31, 2000 Compared with Three Months Ended
March 31, 1999

     Sales. Sales increased to $54,286 for the three months ended March 31, 2000 as compared to $43,905 for the three months ended March 31, 1999. The increase was attributable to sales of silicon ingots (silicon cylinders, 150mm diameter, 700mm long from which are sliced waffers (disks)).

     Contract Services. There were no contract services performed by the Company for the three months ended March 31, 2000.

     Total Revenues. Total revenues increased by $10,381 to $54,286 for the three months ended March 31, 2000 compared to $43,905 for the three months ended March 31, 1999. The increase is attributable to the increase in sales of products stated herein.

     Research and Development Costs. Research and development costs decreased by $28,739 or 13% to $186,848 for the three months ended March 31, 2000, as compared to $215,587 for the three months ended March31, 1999. The decrease is mainly due to the completion of development of the new English-Spanish electronic pocket dictionary.

     Cost of Merchandise Purchased. Costs of merchandise purchased increased by $4,028 to $41,958 for the three months ended March 31, 2000, as compared to $37,930 for the three months ended March 31, 1999. The increase is attributable to the increase in sales.

     Marketing Expenses. Marketing expenses increased by $88,485 or 221%, to $128,443 for the three months ended March 31, 2000, as compared to $39,958 for the three months ended March 31, 1999. This increase is primarily attributable to marketing trips to promote Solmecs' and Elecmatec's products abroad.

     General and Administrative Expenses. General and administrative expenses increased by $26,237 or 16%, to $193,443 for the three months ended March 31, 2000, as compared to $167,206 for the three months ended March 31, 1999. This increase is primarily attributable to the costs and expenses associated with seeking and negotiating with prospective third party investors.

     Operating Loss. Operating loss increased by $79,631 to $496,407 for the three months ended March 31, 2000, as compared to $416,776 for the three months ended March 31, 1999. The increase in operating loss is primarily attributable to the aforementioned increase in expenses.

     Financing Income(Expenses),Net. Financing expenses were $38,408 for the three months ended March 31, 2000, as compared to financing income of $19,615 for the three months ended March 31, 1999, primarily as a result of interest paid by the Company on borowings in 2000 as compared to interest earned by the Company on deposits in 1999.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss was $534,815 ($0.26 per share) for the three months ended March 2000 as compared to $397,161 ($0.19 per share) for the three months ended March 31, 1999.

Nine Months Ended March 31, 2000 Compared with Nine Months Ended March 31, 1999

     Sales. Sales increased to $135,877 for the nine months ended March 31, 2000 as compared to $51,070 for the nine months ended March 31, 1999. The increase was attributable to sales of photovoltaic panels, silicon ingots (silicon cylinders, 150mm diameter, 700mm long from which are sliced waffers (disks), and sales of electronic pocket dictionaries in the United States.

     Contract Services. There were no contract services performed by the Company for the nine months ended March 31, 2000.

     Total Revenues. Total revenues increased by $82,938 to $135,877 for the nine months ended March 31, 2000 compared to $52,939 for the nine months ended March 31, 1999. The increase is attributable to the increase in sales of products stated herein.

     Research and Development Costs. Research and development and costs increased by $111,925 or 22% to $629,580 for the nine months ended March 31, 2000, as compared to $517,655 for the nine months ended March 31, 1999. The increase is mainly due to the development of the new English-Spanish electronic pocket dictionary and to the addition of qualified personal for the silicon plant.

     Cost of Merchandise Purchased. Costs of merchandise purchased increased by $49,772 to $94,845 for the nine months ended March 31, 2000, as compared to $45,073 for the nine months ended March 31, 1999. The increase is attributable to the increase in sales of photovoltaic panels, silicon ingots and electronic pocket dictionaries.

     Marketing Expenses. Marketing expenses increased by $201,858 or 121%, to $368,979 for the nine months ended March 31, 2000, as compared to $167,121 for the nine months ended March 31, 1999. This increase is primarily attributable to marketing trips to promote Solmecs' and Elecmatec's products abroad.

     General and Administrative Expenses. General and administrative expenses increased by $228,102 or 52%, to $667,477 for the nine months ended March 31, 2000, as compared to $439,375 for the nine months ended March 31, 1999. This increase is primarily attributable to the costs and expenses due to the addition of a new subsidiary-Elecmatec and the costs and expenses associated with seeking and negotiating with prospective third party investors.

     One-Time Charge of Acquired Research and Development In-Process. The acquisition of Solmecs by the Company has been accounted for as a purchase and the excess purchase price over fair value of assets acquired of $3,772,054 has been reflected in the Company's consolidated statement of operations for the nine month period ended March 31, 1999 as acquired research and development in process. The Company has recorded a one-time charge for the write-off in full of such research and development in process as of the date of the Acquisition.

     Operating Loss. Operating Loss decreased by $3,273,202 to $1,625,005 for the nine months ended March 31, 2000, as compared to $4,898,207 for the nine months ended March 31, 1999. The decrease in operating loss is solely attributable to the aforementioned.

     Financing Income(Expenses), Net. Financing expenses were $49,742 for the nine months ended March 31, 2000, as compared to financing income of $78,998 for the nine months ended March 31, 1999, primarily as a result of interest paid by the Company on bank loans in 2000 as compared to interest earned by the Company on deposits in 1999.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss was $1,674,747($0.80 per share) for the nine months ended March 2000 as compared to $4,820,045 ($2.32 per share) for the nine months ended March 31, 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had a working capital deficit of $867,112, shareholders' equity of $123,145 and an accumulated deficit of $7,415,009.

In May 1999, the Company acquired a 90.4% interest in Elecmatec for an acquisition price of $150,000. In addition, the Company has agreed to pay $150,000 to current shareholders of Elecmatec, on a sliding-scale basis, in the event Elecmatec obtains third-party debt or equity financing of at least $500,000. The Company is also required, under certain circumstances, to pay former shareholders of Elecmatec an amount equal to 10% of Elecmatec's net income, up to an aggregate payment of $360,000.

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

     Net proceeds from the Offering were approximately $4,600,000. On July 8, 1998 (the closing date of the Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of March 31, 2000 the Company has applied the balance of net proceeds from the Offering as follows: (i) approximately $460,000 to market research and marketing activities; (ii) approximately $1,200,000 to research and development; (iii) approximately $60,000 to the repayment of a short term, non interest bearing loan incurred after March 31, 1998; (iv) approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; (v) approximately $1,496,000 for the purchase of equipment and machinery; and (vi) approximately $1,200,000 to working capital and general corporate purposes.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the nine month period ended March 31, 2000.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                                   SIGNATURES



          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
          registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of May 2000.



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