Form 10KSB
period 2000-06-30
SCNV ACQUISITION CORP
filed 2000-11-17
CIK 1051934

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The Issuer's revenues for the fiscal year ended June 30, 2000 were $171,678.

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates was approximately $910,914 as at the close of business on October 31, 2000.

The number of shares of Common Stock outstanding as at October 31, 2000, was 2,082,088.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                             SCNV Acquisition Corp.

                                   Form 10-KSB

                                Table of Contents

                                                                            Page

Part I.........................................................................3

   ITEM 1.  Description of the Business........................................3
   ITEM 2.  Description of Property...........................................11
   ITEM 3.  Legal Proceedings.................................................11
   ITEM 4.  Submissions of Matters to a Vote of Security Holders..............11

Part II.......................................................................11
   ITEM 5.  Market for Common Equity and Related Stockholder Matters..........11
   ITEM 6.  Management's Discussion and Analysis or Plan of Operation.........12
   ITEM 7.  Financial Statements..............................................16
   ITEM 8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................16

Part III......................................................................16
   ITEM 9.  Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act........16
   ITEM 10. Executive Compensation............................................18
   ITEM 11. Security Ownership of Certain Beneficial Owners and Management....20
   ITEM 12. Certain Relationships and Related Transactions....................21
   ITEM 13. Exhibits, Lists and Reports on Form 8-K...........................22

Part I.

ITEM 1.  Description of the Business

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements made by or on the behalf of the Company. These risks, uncertainties and factors include, but are not limited to, those relating to the uncertainty regarding the Company's ability to continue as a going concern and the qualification of the auditor's report on the Company's financial statements to that effect, uncertainties regarding the Company's growth strategy, uncertainty of the availability of additional financing, uncertainties regarding the Company's ability to fulfill its commitments under the acquisition agreements relating to a subsidiary and to commercialize the technology of such subsidiary, the ability to hire and retain key personnel, uncertainty of feasibility of the Company's technologies and product development, uncertainty of market acceptance of the Company's technologies, relationships with and dependence on third-party equipment manufacturers and suppliers, outstanding warrants and convertible securities that could cause substantial dilution to the interests of the Company's stockholders and if exercised have a negative effect on the market price for the Company's Common Stock uncertainties relating to government and regulatory policies, recent civil unrest in Israel, and other political risks and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

     SCNV Acquisition Corp., a Delaware corporation (the "Company") incorporated on May 19, 1997, was organized to select, develop and commercially exploit proprietary technologies, in various stages of development, invented primarily by scientists who have recently immigrated to Israel from, and by scientists and institutions in, Russia and other countries that formerly comprised the Soviet Union. The Company is engaged principally in the acquisition of identified technologies or manufacturing facilities for certain technologies for further development, production and commercialization.

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

Recent Developments

     On August 30, 2000, the Company entered into a Memorandum of Understanding with Crestwood Capital Group Corp. ("Crestwood"), whereby Crestwood has agreed to (i) provide management and restructuring services to the Company, (ii) assist the Company in the search for qualified executive management positions, (iii) act as financial advisor to the Company for its short term and long term needs, and (iv) assist the Company in securing short term financing of up to $500,000 ("Short Term Financing").

     Under the terms of the Short Term Financing, the Company offered Units, each consisting of (i) a convertible promissory note (the "Notes") in principal amount of $100,000 and (ii) a warrant to purchase 50,000 shares of the Company's common stock at an exercise price per share equal to 80% of the average closing bid price of the common stock for the five days preceding the date of exercise. The Notes are convertible at the option of the holder thereof into shares of common stock at the conversion price of $1.00 per share, and the shares issued upon conversion are entitled to piggyback registration rights for a period of two years from issuance.

     The Notes are due to mature on the first anniversary of their issuance and all principal and accrued interest on such Notes will become due and payable at such time. The Company and its subsidiaries have further agreed to grant the holders of the Notes a security interest in the Company's and subsidiaries' tangible personal property and trade secrets to secure repayment of the principal and accrued profit under the Notes.

     The Short Term Financing was completed on November 1, 2000. As consideration for its services Crestwood is entitled to appoint a representative as Chief Executive Officer of the Company and two representatives to the Company's Board of Directors. Crestwood is also entitled to a consulting fee equal to 25% of the issued and outstanding capital stock of the Company (the "Percentage Interest") on a fully diluted basis, which Percentage Interest is non-dilutible for a period of 120 days from the completion of the Short Term Financing. The shares to be issued to Crestwood reflecting its Percentage Interest are convertible preferred shares, each of which is convertible into two shares of the Company's common stock and is entitled to registration rights.

Strategy

     The Company's strategy is to commercially exploit those technologies identified by Solmecs to be viable for development and to identify and develop innovative technologies which represent advances over existing products and technologies with potential commercial viability.

     The strategy employed by the Company in commercially developing proprietary technologies will vary depending on the state of the identified technology. Certain technologies previously identified by the Company have reached an advanced stage, including the manufacture of prototypes or production of test samples. The Company, however, does not have the funds and is not generating sufficient revenues from its operations to continue further development or initiate commercialization and marketing of such technologies.

     As a result of its inability to generate sufficient revenues from its commercialized technologies, the Company, in an effort to reduce operating expenses, has suspended its research and development activities in certain identified technologies and has reduced its staffing by more than half of its employees. Further, as a result of its current financial position, the Company intends to limit any further commercial development efforts to micro-gravity produced metal alloys and monocrystals of silicon. Any further development of these technologies, will require significant additional effort, resources and time, including funding substantially greater than what is currently available to the Company.

     In addition, the Company's capital requirements continue to be significant. The Company has incurred substantial operating losses and at June 30, 2000, had an accumulated deficit of approximately $7,916,312. The Company continued to incur substantial losses since June 30, 2000. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. Consequently, the Company is dependent upon additional financing from third parties to continue its operations. Funds received by the Company upon the completion of the Short Term Financing were used primarily to pay a portion of outstanding debt and contractual obligations and for working capital purposes. The Company will require substantial additional funds to maintain operations and to continue development of its identified technologies. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain the necessary additional financing in the immediate future the Company will likely be required to suspend operations. The Company's independent public accountants have included an explanatory paragraph in their report on the Company's financial statements stating that certan factors create a substantial doubt about the Company's ability to continue as a going concern.

Product and technologies being developed by the Company for commercial production

     The Company intends to continue further development of: (i) micro-gravity production of metal alloys for the manufacture of bearings and other metal-based parts for use by the automotive industry, and (ii) enhanced silicon monocrystals for use in the electronic chip and photovoltaics industries. The Company has also engaged in advanced negotiations for the sale of its rights to carbon dioxide absorption technology for use by industrial energy generation facilities. The Company, however, will require significant additional funds, not currently available to the Company, to facilitate completion and maintenance of production facilities for the "micro-gravity" alloy and silicon monocrystal technologies. There is no assurance that such funds will be available to the Company when needed, on commercially reasonable terms or at all.

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

          The Company has completed the development of a pilot production facility at Ben Gurion University with respect to the "micro-gravity" manufacturing process and has produced limited quantities of test alloys from the pilot facility which have been used in preliminary tests performed by a major automobile manufacturer in the United States. More recently, several European and Asian automobile manufacturers have contacted the Company regarding an interest in the test alloys. Additionally, the Company has had preliminary discussions with a German engine bearings manufacturer regarding a potential joint venture for further development of "micro-gravity" produced alloys. A manufacturing facility in Kiryat Gat, Israel, which had been designated for production of engine bearing with "micro-gravity" produced alloys, is currently being used for production of conventional engine bearings. Consequently, the Company may be required to lease or acquire new premises at such time as it is prepared to develop a commercial production facility.

     o Monocrystals. Solmecs, in cooperation with a scientist in Russia, has identified a potential use of LMMHD phenomena in the growth of monocrystals, which are among the critical components of the electronic chip and photovoltaic industries. The Company believes that the application of LMMHD methods in the production of these monocrystals will result in monocrystals of larger size with fewer imperfections, and thus a greater yield of usable material than standard monocrystals. It is believed that this will substantially increase the commercial value of such monocrystals. The Company's development strategy is to apply this method initially to monocrystals of silicon and subsequently to monocrystals of gallium-arsenide and cadmium-telluride, which the Company believes may serve as alternatives to silicon chips (chips based on monocrystals of silicon) in the computer and electronics industries.

          In November, 1998, the Company acquired equipment to be used in three production facilities currently being set up for growing silicon monocrystals. Two of these production facilities, which were completed in February 2000, are dedicated to the production of standard-size silicon monocrystals with the quality necessary for use in both sophisticated electronics and photovoltaics. The Company, however, does not have the funds necessary to acquire raw materials or maintain or operate the production facilities. Provided that the Company is able to obtain, on a timely basis, the additional funds necessary to commence production, the Company anticipates commercial production of silicon monocrystals by the first half of 2001. The Company further anticipates that when these facilities are fully operational, they will have a production capacity of approximately 6,000 kilograms of silicon monocrystals per year.

          The Company intends to utilize the third facility for experimental application of its proprietary LMMHD technology in the growth of larger silicon monocrystals. The Company has completed the design for modifying such production facility for LMMHD applications as well as a computer simulation of the development process for such larger monocrystals. The Company, in coordination with the Russian scientist noted above developed a patent for the application of LMMHD technology in monocrystal growth which was filed in Israel, earlier this year. The patent names Solmecs as the owner of the technology covered thereby. The application of LMMHD technology to the growth of monocrystals is still in the early experimental stage and will not be ready for production of prototypes for at least one year and for production of commercial silicon monocrystals utilizing LMMHD technology for at least two years. With respect to monocrystals of gallium-arsenide and cadmium-telluride, the Company does not anticipate that a development process utilizing LMMHD will be ready for industrial application, if at all, for at least three years.

          The Company acts as a distributor of standard-size silicon monocrystals for the Russian entity from which it purchased the production equipment in November 1998. The Company had modest sales pursuant to such distribution arrangement during the second half of fiscal 2000.

     o Carbon Dioxide Absorption. The Company has engaged in the preliminary development of technologies for the capture and removal of environmentally hazardous carbon dioxide emissions primarily from fuel burning power stations. Currently existing technologies for such emission removal are costly and consume a large percentage of energy produced by the power station. These technologies, which involve a patent-pending material with certain absorption properties, have been shown through preliminary tests performed by the Company on behalf of a Norwegian oil production entity, to be more cost efficient and consume substantially smaller percentages of a power station's energy production. Solmecs acquired the rights to these technologies from the Association for the Development of International Energy Projects (the "Association") located in Beer Sheva, Israel in September 1998, and, pursuant to the acquisition, has agreed to pay royalties to the Association from revenues generated from sales of the product or licensing of the technology.

          The Company has engaged in extensive negotiations to sell all of its rights in such technologies to the subsidiary of a Belgian company in return for which the Company will receive a 10% interest in such subsidiary together with the rights to certain royalty payments based upon sales or licensing of such technologies.

Products and technologies for which the Company has suspended further development

     The Company does not currently have the funds available to pursue further marketing and development of the technologies described below which are at or near the commercial development stage, and, therefore, has suspended further development activities with respect to such technologies until such time as the requisite financing becomes available, if at all. There can be no assurance that the Company will be able to obtain the funds necessary to continue the development of the foregoing technologies or that such technologies, in the event their development is completed, will achieve commercial success.

     o Advanced Bi-Facial Photovoltaic Panels. Advanced bi-facial photovoltaic panels, which are made of bi-facial cells that provide more surface area to absorb solar energy, including solar energy reflected back from the ground, were developed by Solmecs in conjunction with Russian scientists working in the space and military industries of the former Soviet Union. These panels are considered by the Company to be more reliable and approximately 30% more efficient than one-sided photovoltaic panels currently available in the market. Pursuant to an arrangement with a Russian manufacturer, the Company, through Solmecs, has acted and continues to act, on a very limited basis, as the distributor of such manufacturer's one-sided and advanced bi-facial photovoltaic panels. Solmecs had limited sales of photovoltaic panels, based solely on its distribution arrangement with the Russian entity, during the fiscal year ended June 30, 2000.

          In September 1998, Solmecs acquired the rights to photovoltaic technology developed by the Association. Pursuant to the acquisition, Solmecs agreed to pay certain royalties to the Association from revenues generated by Solmecs from sales of photovoltaic panels manufactured by Solmecs or from licensing of the photovoltaic technology. In November, 1998, Solmecs acquired certain materials, equipment and engineering services from the Russian entity in order to establish its own manufacturing facilities for the production of both one-sided and advanced bi-facial photovoltaic panels. The Company established a portion of the manufacturing infrastructure for photovoltaic panels prior to the depletion of available funds. The Company will require substantial additional funds, not currently available to the Company, to continue development of its manufacturing process and to commence and maintain production of photovoltaic panels. The Company however, expects to continue to act, on a limited basis, as distributor of the Russian entity's photovoltaic panels. The Company, through a joint effort with the Russian entity, has developed a patent for the bi-facial panel technology and, provided additional financing is available to the Company, intends to file the patent initially in Israel during the first quarter of 2001. The patent will name Solmecs as the sole owner of the technology addressed therein.

     o Electronic Pocket Dictionaries. Pursuant to an agreement dated February 4, 1999, Solmecs acquired the worldwide rights (exclusive of Israel) to develop, produce, market and distribute an advanced electronic pocket dictionary developed by Text-On Ltd., an Israeli company. In accordance with the terms of the acquisition agreement, Solmecs has agreed to pay royalties from sales of the electronic dictionaries to Text-On Ltd., for a period of fifteen years from the date of the agreement. See "Royalties and Licensing Fee Obligations." The electronic dictionary is a hand-held battery-powered device roughly the size of a calculator, that enables the user to quickly and accurately obtain translations of words from one language into another language and vice versa as well as obtain definitions, synonyms and related information for each word. The Company has ceased all further marketing and distribution activities with respect to the Hebrew/English and Russian/English pocket dictionaries in the United States. Furthermore, the Company has ceased further development of a Spanish/English pocket dictionary which incorporates the electronically formatted data of a recognized Spanish/English Dictionary, until such time as the Company is able to obtain the funds necessary to pursue such development.

          During the fiscal year ended June 30, 2000, the Company had limited sales of Hebrew/English and Russian/English electronic dictionaries in the United States.

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

     The Company does not have the funds available to pursue further identification, analysis or development of such technologies and there is no assurance that the Company will be able to obtain the financing necessary to engage in such activities. Moreover, to the extent that the Company is able to obtain the financing necessary to pursue such activities, there can be no assurance that the Company will be able to obtain the necessary rights to exploit the foregoing technologies or that any such technologies will prove technologically or commercially viable.

Intellectual Property

     Solmecs currently owns four Israeli patents relating to the LMMHD technology. All of such patents have corresponding patents registered in the United States (one in the name of Ben-Gurion University of the Negev Research and Development Authority), and a number of such patents have corresponding patents registered in one or more other countries, including Australia, Canada, France, Germany, Great Britain, Italy and Japan. In addition, Solmecs owns a United States patent, not registered elsewhere, relating to the LMMHD technology, and an Israeli patent, not registered elsewhere, relating to a device for voltage conversion which can be used in conjunction with the LMMHD technology. Two of Solmecs' existing patents will expire over the next three years. The Company does not believe that the expiration of such patents will have a material adverse effect on the Company's business; however, no assurance can be given in that regard.

     Solmecs currently has two patent applications pending in Israel for (i) the application of LMMHD phenomena in the growth of larger and cleaner silicon monocrystals and (ii) utilizing absorption phenomena for the removal of carbon dioxide from combustion gases.

     Solmecs, in conjunction with certain Russian scientists, has developed a patent with respect to advanced bi-facial photovoltaics panels. Provided that the necessary financing is available to the Company, the Company intends to file the patent, initially in Israel, during the first quarter of 2001. Thereafter, the Company may file for patent protection in other countries.

     Elecmatec currently owns two patents registered in Israel, the United States and a number of other countries. Both of the patents were assigned to Elecmatec in connection with the Company's acquisition of Elecmatec and relate to micro-gravity alloy production.

Royalties and Licensing Fee Obligations

     Pursuant to an agreement dated November 5, 1981, between Solmecs, Ben-Gurion University and B.G. Negev Technology and Applications Ltd. ("BGU"), Solmecs conducted research and development projects related to LMMHD power generation on the campus of Ben-Gurion University in consideration for a fee for the use of the facilities. Solmecs owns the patents connected with these projects and agreed to pay royalties to BGU at the rate of 1.725% on sales of products and at the rate of 11.5% on income from licensing fees. Solmecs also agreed to assume the obligation of BGU to pay royalties to the Ministry of National Infrastructure of the State of Israel on products developed from these research and development projects for its participation in the research and development costs of BGU. The royalties are to be paid at the rate of 1% on sales of products and at the rate of 5% on income from licensing fees. As of June 30, 2000, this liability amounted to approximately $343,000 (including linkage to the Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, Solmecs is required to pay royalties to the Ministry of National Infrastructure at a reduced rate of .3% on sales of products and at the rate of 2% on income from licensing fees. As of June 30, 2000, there were no sales or income on which royalties were payable to BGU or the Ministry of National Infrastructure.

     From 1981 to 1991, Solmecs received from the Office of the Chief Scientist of the Ministry of Industry and Commerce of the Government of Israel (the "OCS"), $2,274,420 in grants towards the cost of a research and development project relating to LMMHD energy conversion technology. Under the terms of Israeli Government participation, a royalty of 2% to 3% of the net sales of, or licensing revenues from, products developed from a project funded by the OCS must be paid, beginning with commencement of sales of products developed with grant funds and ending when 100% to 150% of the grant is repaid. The terms of Israeli Government participation also require that the manufacturing of products developed with Government grants be performed in Israel, unless a special approval has been granted. Such approval, if given, is generally made subject to an increase in the maximum amount of royalties that must be repaid. Separate Israeli Government consent is required to transfer to third parties technologies developed through projects in which the Government participates. Such restrictions do not apply to exports from Israel of products developed with such technologies. Solmecs has not yet commenced marketing of products developed through funds granted by the OCS. Accordingly, no royalties have been paid through June 30, 2000.

     In March 1991, Solmecs entered into an agreement with International Lead Zinc Research Organization, Inc. ("ILZRO") pursuant to which ILZRO funded certain research of Solmecs and Solmecs agreed to pay a fee to ILZRO with respect to any lead used in future production by Solmecs, up to a maximum of $1,864,000. As of June 30, 2000, Solmecs has not used any lead with respect to which it is required to pay such fee.

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

     In connection with the acquisition by Solmecs from the Association in September 1998 of the rights to the photovoltaic panel and carbon dioxide absorption technologies, Solmecs has agreed to pay to the Association royalties of .25% of revenues generated from the sales of products or licensing of the technologies. The maximum amount of royalties to be paid by the Company under the Agreement is $35,000 per technology. The Company has not yet begun commercial distribution of products manufactured based upon either of these technologies. Consequently, no royalties have been paid by the Company to the Association. In the event that the Company completes the sale of the rights in the carbon dioxide technology to the Belgian subsidiary it will be required to pay the royalties set forth above from any royalty fees received from sales or licensing of such technology by the Belgian subsidiary.

     Elecmatec obtained the approval from the office of the Chief Scientist to purchase from a third party all rights and interest in the metal alloy research and development project. Elecmatec has undertaken to pay royalties, at the rate of 3% of sales derived from the project, up to the amount of the participations ($459,000) received by the third party.

Competition

     The products that are and will be based on the Company's technologies including, but not limited to, photovoltaic cells, metal alloys for engine bearings, silicon monocrystals and carbon dioxide absorption, as well as , if development is reinstituted, photovoltaic cells and the Company's electronic dictionaries, will likely be used in highly competitive industries. Numerous domestic and foreign companies are seeking to research, develop and commercialize technologies similar to those of the Company, many of which have greater name recognition and financial, technical, marketing, personnel and research capabilities than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and applications that are more cost effective, or have fewer limitations than, or have other advantages as compared to, the Company's technologies. The markets for the technologies and products to be developed or acquired by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product lifecycles. Accordingly, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace, directly or through strategic partners, in a timely manner its proposed products and technologies, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technologies. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technologies obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technologies or adapt them satisfactorily.

     There can be no assurance that other companies are not dedicated to identifying, obtaining and developing technologies of Russian scientists and engineers currently residing in Israel. Any such competitors may have greater financial, technical, marketing, personnel and other resources than the Company.

Employees

     As of June 30, 2000, Solmecs has reduced its staffing to seven full-time employees and no part-time employees, including three administrative and executive personnel and four senior scientists and engineers. Elecmatec currently has two full-time employees, one in administration and one senior scientist. The Company believes that it has satisfactory labor relations with its remaining employees and has never experienced work stoppages.

     Certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists' Associations) are applicable to Solmecs' employees by order of the Israeli Ministry of Labor. These provisions concern principally the length of the work day, minimum daily wages for professional workers, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay, and other conditions of employment. Solmecs has provided and continues to provide its employees with benefits and working conditions beyond the required minimums. The Company is not aware of any claims or disputes arising from its reduction of personnel.

     Israeli law generally requires severance pay, which may be funded by Managers' Insurance described below, upon the retirement or death of an employee or termination of employment without cause (as defined in the law). The payments of the Company pursuant thereto amount to monthly payments of approximately 8.33% of an employees annual wages. Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute, which is similar to the United states Social Security Administration. Such amounts also include payments by the employee for national health insurance. The total payments to the National Insurance Institute are equal to approximately 14.6% of the wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34%.

     A general practice followed by the Company, although not legally required, is the contribution of funds on behalf of most of its employees to a fund known as "Managers' Insurance." This fund provides a combination of savings plan, insurance and severance pay benefits to the employee, giving the employee payments upon retirement or death and securing the severance pay, if legally entitled, upon termination of employment. The employer decides whether each employee is entitled to participate in the plan, and each employee who agrees to participate contributes 5% of his salary and the employer contributes an amount equal to between 13.3% and 15.8% of the employee's salary. Due to its financial situation, the Company has failed to make payments to the Managers' Insurance fund since May 2000. The Company, however, believes that such unpaid amounts are not material with respect to the employees terminated in mid-June of 2000. Moreover, several of such terminated employees, who are otherwise entitled to submit claims for reimbursement from the Managers' Insurance fund, have refrained from doing so on account of restrictions limiting their ability to return to the Company subsequent to receiving a payment from the fund.

     The Company's future success will be dependent to a large degree on its ability to secure the financing necessary to re-hire key scientific and research personnel and to attract and retain qualified marketing personnel. Competition for such personnel is intense. There can be no assurance, provided it is able to secure the appropriate financing or generate sufficient funds, that the Company will be able to attract, assimilate or retain key personnel in the future and the failure of the Company to do so would have a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 2. Description of Property

     Solmecs no longer maintains office space on the campus of Ben Gurion University. Solmecs, however, has been permitted to utilize the laboratory facilities and to access the LMMHD pilot plants, which are maintained on the campus of Ben Gurion University, for a marginal charge.

     Solmecs occupies approximately 1,000 square meters of laboratory and office space in Omer Industrial Park, Israel (near Beer-Sheva) pursuant to two leases. Solmecs has exercised an option to extend the term of its lease for approximately 500 square meters of laboratory and office space through November 2002. This extended lease provides for a renewal option of three years upon expiration of the extended lease period. In April, 1999, Solmecs entered into the second lease for an additional 500 square meters of space adjacent to its then existing premises. The lease term is through April 2001 with a renewal option for an additional four years. The annual rent for the premises currently occupied by Solmecs is approximately $80,000.

ITEM 3. Legal Proceedings

     No legal proceedings are currently pending against the Company.

ITEM 4. Submissions of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 2000.

Part II

ITEM 5. Market for Common Equity and Related Stockholder Matters

     The Company's Units, Common Stock and Warrants are traded on the OTC Electronic Bulletin Board under the symbols SAQCU, SAQC and SAQCW, respectively. Trading in the Units commenced on June 30, 1998, the final day of the Company's 1998 fiscal year. The Common Stock and Warrants were detached from the Units and became separately transferrable on September 29, 1998. The Units were offered and sold to the public in the Public Offering at $5.75 per Unit. The following table sets forth the high and low bid prices for the Company's Units for the period during which trading in the Units took place during the Company's 1999 fiscal year. As noted above, trading in the Common Stock as a separate security was not possible until the Common Stock was detached from the Units on September 29, 1998. Therefore, the following table presents the high and low bid prices for the Units comprised of the Common Stock and Warrants during the periods in the 1999 fiscal year and thereafter, the high and low bid prices for the Common Stock for the periods in which the Common Stock was separately tradeable and for which information is available. The following constitutes quotations among dealers and does not reflect retail mark-ups, markdowns, or commissions, and may not represent actual retail transactions:

                                            Units
Fiscal Year Ended June 30, 1999             High           Low
                                            -----          ---
First Quarter                               $6.50         $5.75
Second Quarter                              $6.50         $ .63

                                         Common Stock
                                         ------------
Third Quarter                               $ .31         $ .06
Fourth Quarter                              $ .63         $ .19

Fiscal Year Ended June 30, 2000

First Quarter                               $ .94         $ .50
Second Quarter                              $ .75         $ .22
Third Quarter                               $5.69         $ .22
Fourth Quarter                              $4.00         $1.25

Fiscal Year Ended June 30, 2001

First Quarter                               $2.63         $ .88
Second Quarter (through October 31, 2000)   $1.25         $ .81

     As of October 31, 2000 there were 2,082,088 shares of Common Stock outstanding and held of record by approximately 10 stockholders. The Company believes that there are many beneficial owners of its Common Stock whose shares are held in "street name."

     The payment of dividends on the Company's common stock is within the discretion of the Company's Board of Directors. To date, the Company has not paid any dividends on its common stock, and does not expect to pay any dividends in the foreseeable future. The Company intends to retain all earnings for use in the Company's operations.

     The Company did not issue or sell any unregistered shares of Common Stock during the fiscal year ended June 30, 2000.

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

     In November 1998, Solmecs acquired materials, equipment and engineering services in order to establish a manufacturing facility in Israel for both one-sided and advanced bi-facial photovoltaic panels. The Company established a portion of the manufacturing infrastructure for photovoltaic panels prior to the depletion of available funds. The Company will require additional funds, to complete, operate and maintain any production facility and to acquire raw materials for the production of commercial quantities. During the 2000 fiscal year, the Company received limited purchase orders for photovoltaic panels, which were filled by the Company through its distribution arrangement with a Russian manufacturer.

     Also in November, 1998, Solmecs acquired equipment to be used in three production facilities currently being set up for producing silicon monocrystals. Two of the facilities have been completed and will be dedicated to production of standard-size silicon monocrystals with the qualities necessary for use in both sophisticated electronics and photovoltaics. The third facility will be modified for experimental production of larger size silicon monocrystals utilizing LMMHD technology. The Company did not produce any commercial silicon monocrystals during the 2000 fiscal year and will require substantial additional funds to operate the production facilities and acquire the raw materials necessary to produce commercial quantities of standard-size silicon monocrystals. If the Company is able to obtain the additional funds necessary to commence production, on a timely basis, it anticipates commercial production of standard-size silicon monocrystals during the first half of 2001. Development of LMMHD enhanced silicon monocrystals, however, is still in the preliminary testing stage and the Company does not anticipate that this technology will be ready for production of prototypes for at least one year, and for production of commercial monocrystals for at least two years. Further development of this technology will also require additional funds not currently available to the Company.

     In February, 1999, the Company acquired worldwide rights (except for Israel) to develop, produce, market and distribute advanced electronic pocket dictionaries manufactured by an Israeli company. During fiscal 2000, the Company had limited sales of the Hebrew/English and Russian/English dictionaries in the United States. As a result of its current financial position, however, the Company has ceased all further marketing and distribution activities with respect to the Hebrew/English and Russian/English pocket dictionaries as well as further development of a Spanish/English dictionary until such time, if at all, as the Company is able to secure the funds necessary to pursue such activities.

     In May 1999, the Company acquired a 90.4% interest in Elecmatec, which employs "micro-gravity" conditions to the production of alloys used in the manufacturing of metal based products such as engine bearings for the automotive industry.

     The Company's capital requirements continue to be significant. The Company has incurred substantial operating losses and at June 30, 2000, had an accumulated deficit of approximately $7,916,312. The Company continued to incur substantial losses since June 30, 2000. Furthermore, the Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. Consequently, the Company is dependent upon additional financing from third parties to continue its operations.

     As a result of its inability to generate significant revenues from its marketable products, the Company, in an effort to reduce operating expenses, has suspended its research and development activities in certain identified technologies and lowered overhead costs by reducing its personnel. Further, as a result of its current financial position, the Company intends to limit its commercial development efforts to micro-gravity produced metal alloys and monocrystals of silicon. Any further development of these technologies, however will require significant additional effort, resources and time, including funding substantially greater than what is currently available to the Company. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain the necessary additional financing in the immediate future the Company will most likely be required to suspend operations.

     Moreover, to the extent that the Company is able to obtain the funds necessary to continue its operations and the development of its identified technologies, completion of such research, development and commercialization remains subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of the funds allocated to complete such development, any of which could result in delay of development or commercialization or a substantial change or abandonment of research and development activities.

Results of Operations of the Company

     The consolidated statements of income and other financial and operating data contained elsewhere herein and the consolidated balance sheet and financial results have been reflected in U.S. dollars unless otherwise stated.

Fiscal Year Ended June 30, 2000 Compared with Fiscal Year Ended June 30, 1999

     Sales. Sales increased by $122,396, to $171,678 for the fiscal year ended June 30, 2000 ("fiscal 2000"), as compared to $49,282 for the fiscal year ended June 30, 1999 ("fiscal 1999"). The increase was attributable to sales of photovoltaic panels pursuant to the Company's distribution arrangement with a Russian manufacturer as well as sales of silicon ingots and sales of electronic pocket dictionaries in the United States.

     Contract Services. Contract services were $18,411 for fiscal 1999. There was no such service performed by the Company in Fiscal 2000. Revenues from contract services were generated from work related to the Dead Sea Works project which was completed in the first quarter of fiscal 1999.

     Research and Development Costs. Research and development and costs increased by $45,839, or 6.1%, to $802,472 for fiscal 2000, as compared to $756,633 for fiscal 1999. The increase was primarily due to (i) development efforts in connection with the Spanish/English pocket dictionary and (ii) the hiring of additional personnel in the first half of fiscal 2000 to operate the silicon monocrystal production facilities.

     Cost of Merchandise Purchased. Costs of merchandise purchased increased by $84,983 , or 174.2%, to $133,757 for fiscal 2000, as compared to $48,774 for fiscal 1999. The increase was attributable to the increase in sales of photovoltaic panels, silicon ingots and electronic pocket dictionaries.

     Cost of Services Provided by Subcontractors. Cost of services provided by subcontractors was $19,172 for fiscal 1999. There were no such costs to the Company in fiscal 2000. The cessation of such costs is attributable to the completion of the Dead Sea Works project in the first quarter of fiscal 1999.

     Marketing Expenses. Marketing expenses increased by $254,274, or 133.9%, to $444,102 for fiscal 2000, as compared to $189,828 for fiscal 1999. This increase was primarily attributable to (i) salaries and related expenses resulting from the hiring of additional marketing personnel in the first half of fiscal 2000 and (ii) foreign travel related to the marketing, promotion and implementation of new technologies.

        General and Administrative Expenses. General and administrative expenses increased by $77,245, or 9.3%, to $907,945 for fiscal 2000, as compared to $830,700 for fiscal 1999. This increase was primarily attributable to salaries and related expenses resulting from the hiring of additional personnel in the first half of fiscal 2000

        One-Time Charge of Acquired Research and Development In-Process. The acquisition of Solmecs by the Company in July 1998 and the acquisition of Elecmatec by the Company in May 1999, have each been accounted for as a purchase and the excess purchase price over fair value of assets acquired of each of the acquired companies, an aggregate of $4,060,111, has been reflected in the Company's consolidated statement of operations for fiscal 1999 as acquired research and development in process. The Company recorded, as of the date of each acquisition, a one-time charge for the write-off in full of such research and development in process of $3,772,054 for the acquisition of Solmecs and $288,057 for the acquisition of Elecmatec.

        Operating Loss. Operating Loss, reflecting the one-time charge for acquired research and development in-process of $4,060,111, decreased by $3,720,927 to $2,116,598 for fiscal 2000, as compared to $5,837,525 for fiscal
1999. Without giving effect to such one-time charge, operating loss increased by $339,184, or 19.1% to $2,116,598 for fiscal 2000 as compared to $1,777,414 for fiscal 1999.

     Financing Income, (Expenses) Net. Financing income was $97,263 for fiscal 1999 primarily as a result of interest on deposits of proceeds from the Public Offering not immediately used in operations, as compared to financing expenses of $59,452 for fiscal 2000, primarily as a result of interest paid by the Company on bank loans during such period.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss was $5,740,262 ($2.76 per share) for fiscal 1999 as compared to $2,176,050 ($1.05 per share) for fiscal 2000 .

Liquidity and Capital Resources

     As of June 30, 2000, the Company had a working capital deficit of $1,333,149, stockholders' deficit of $378,158 and an accumulated deficit of $7,916,312.

     In May 1999, the Company acquired a 90.4% interest in Elecmatec. In addition to the initial acquisition price of $150,000, the Company has agreed to loan to, or guarantee loans taken by, Elecmatec, of up to $1,000,000, of which approximately $322,000 has been loaned by the Company to Elecmatec as of June 30, 1999, and approximately $162,000 is available to Elecmatec by way of such guarantee. In addition, the Company has agreed to pay $150,000 to current shareholders of Elecmatec, on a sliding-scale basis, in the event Elecmatec obtains third-party debt or equity financing of at least $500,000. The Company is also required, under certain circumstances, to pay former shareholders of Elecmatec an amount equal to 10% of Elecmatec's net income, up to an aggregate payment of $360,000.

     In March 2000, the Company entered into a preliminary investment agreement with Ana Portfolio Inc. ("Ana Portfolio") pursuant to which Ana Portfolio agreed to make an equity investment in the Company's subsidiaries. Pursuant to the agreement, Ana Portfolio provided the Company with short-term funding of approximately $500,000. Subsequent to such funding, however, Ana Portfolio notified the Company that it was not pursuing its investment in the subsidiaries. The preliminary investment agreement provided for the short term funding to bear interest at an annual rate of 6%. The Company has provided notice to Ana Portfolio that the cancellation of their investment qualified as a breach of the preliminary investment agreement thereby forfeiting Ana Portfolio's right to repayment of any principal or interest on the short-term funding. Pending resolution of this matter the Company has determined to treat this amount as a sundry payable.

     As a result of its inability to generate sufficient revenues from operations, the Company has been unable to pay salaries to certain of its officers and remaining employees. As of June 30, 2000 the Company had accrued and unpaid salaries and related expenses of approximately $296,000.

     The Company's capital requirements will continue to be significant. Any further development of the Company's technologies or any potential application of such technologies will require significant additional effort, resources and time including funding substantially greater than that which is otherwise currently available to the Company. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. The Company's independent public accountants have included an explanatory paragraph in their report on the Company's financial statements stating that certan factors create a substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 7. Financial Statements

     The Consolidated Financial Statements of the Company appear herein following Item 13 below.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended June 30, 2000.

Part III.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The table below sets forth the name, age and certain information as to the Directors and executive officers of the Company.

Name                       Age   Position
----                       ---   --------
Emmanuel Althaus           54    Chairman of the Board of Directors
Professor Herman Branover  68    President, Chief Executive Officer and Director
Dr. Shaul Lesin            46    Executive Vice President, Chief Financial
                                 Officer and Secretary
Joshua Levine              36    Director

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

     Dr. Lesin has served as Executive Vice President of the Company since May 1997 and was appointed as the Chief Financial Officer of the Company effective August, 2000. Dr. Lesin has held various positions with Solmecs (Israel) Ltd. since 1980, most recently serving as Chief Executive Manager. Dr. Lesin also served as the Deputy Director of the Joint Israeli Russian Laboratory for Energy Research since 1991, and as a member of the Board of the Center for MHD Studies of Ben Gurion University since 1986. He received his Ph.D in Mechanical Engineering from Ben Gurion University in 1993.

     Mr. Levine has served as a director of the Company since November 1998. Since June 2000, Mr. Levine has been the Chief Financial Officer and an Investment Advisor at Neurone Venture Capital Find. From November 1995 through November 1999, Mr. Levine was the head of corporate finance at Patterson Travis Operating Account which makes proprietary investments and which is an affiliate of Patterson Travis, Inc., the underwriter of the Company's Public Offering. Prior thereto, from October 1988 through November 1995, Mr. Levine was an associate at the law firm of Willkie Farr & Gallagher in New York.

     The Company's directors are elected by the stockholders to hold office until the next meeting of stockholders at which directors are presented for election and until their successors have been duly elected and qualified.

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

     Pursuant to the Memorandum of Understanding between the Company and Crestwood, upon the closing of the Short Term Financing, Crestwood received the right to appoint two representatives to the Company's Board of Directors. To date Crestwood has not designated such representatives.

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

     Based solely on the Company's review of the copies of such forms received by the Company, the Company believes that, during the year ended June 30, 2000, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with.

ITEM 10. Executive Compensation

Officers Salaries

     The following table sets forth the cost of compensation paid to Professor Herman Branover, the Company's President, Chief Executive Officer, by Solmecs, in his capacity as Scientific Director of Solmecs, and the compensation paid to Dr. Shaul Lesin, the Company's Executive Vice President, by Solmecs, in his capacity as Chief Executive Officer of Solmecs, for the fiscal years ended June 30, 1998, 1999 and 2000. No other executive officer of the Company received aggregate compensation and bonuses which exceeded $100,000 during such years.

Cost of Compensation Summary Table

                                                                                         Long-Term
                                                Annual Compensation                 Compensation Awards($)
                                     -----------------------------------------   ----------------------------
                                                                                 Restricted     Securities
Name and Principal          Fiscal   Salary                      Other Annual      Stock        Underlying
Position                     Year    ($)(1)          Bonus($)   Compensation($)    Award      Options/SARs(#)
------------------          ------   ------          -------    --------------   ----------   ---------------
Professor Herman
Branover,                    1998   $ 57,780          $   --        $   --            --             --
Chief Executive Officer      1999   $130,000(2)
                             2000   $155,000(3)(4)
Dr. Shaul Lesin
Executive Vice               1998   $ 92,998                                          --
President                    1999   $125,000          $30,000           --
                             2000   $125,000(4)                                                 60,000

---------------------
(1) Includes (i) an automobile allowance paid by the Company during the fiscal years ended June 30, 1998, 1999 and 2000 to Professor Branover in the amount of approximately $6,900, $6,000 and $6,050, respectively and to Dr. Lesin in the amount of approximately $2,800, $6,000 and $6,050, respectively, and (ii) payments by the Company during each of the fiscal years ended June 30, 1998, 1999 and 2000, to employee disability, severance and social security funds for the benefit of the employees in amounts equal to approximately 28% of the employees salary.

(2) Includes approximately $5,000 of salary paid by Elecmatec pursuant to an employment agreement.

(3)  Includes approximately $30,000 of salary paid by Elecmatec.

(4) Includes an aggregate of $70,000 representing accrued and unpaid salary due and owing from the Company to Professor Branover and Dr. Lesin.

Employment Agreements

     On July 8, 1998 Solmecs entered into employment agreements with Professor Herman Branover, Dr. Shaul Lesin and Jacline Bavli, the Company's President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, which provide for annual base compensation of $98,400, $98,400 and $39,600, respectively, payable in NIS in accordance with the rate of exchange into U.S. dollars in effect on the date of payment. The base compensation may be increased from time to time by the Board of Directors in its sole discretion. In addition, Solmecs agreed to contribute on behalf of each employee an amount equal to 15.8% of such employee's salary to a fund known as "Manager's Insurance" and 7.5% of such employee's salary to a fund known as "Education Fund." See "Item 1. - Description of Business."

     Solmecs further agreed to provide each of Messrs. Branover and Lesin with an automobile and a cellular phone during the term of their employment, for which Solmecs agreed to pay all related expenses. Solmecs also agreed to pay the costs associated with maintaining a telephone line in each of their respective homes during the course of their employment with the Company.

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

     In connection with its effort to reduce operating expenses, the Company terminated the employment of several employees including Jacline Bavli. Dr. Shaul Lesin was subsequently appointed the Chief Financial Officer of the Company until such time as the Company can secure funds to enable them to retain a full-time employee to serve as Chief Financial Officer. Ms. Bavli continues to provide services to the Company on a part-time basis as an independent consultant.

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

     As of June 30, 2000, the Company has granted an aggregate of 86,000 incentive and non-qualified options under its Option Plan, of which an aggregate of 66,000 incentive options were granted to executive officers of the Company. The options are exercisable at $1.00 per share and vest in increments of one-third of the amount of the grant on each of the six-month, one year and two-year anniversaries of the date of grant.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of October 31, 2000, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each director of the Company; (ii) each person who is known by the Company to beneficially own 5% or more of the outstanding Common Stock; (iii) each of the persons named in the Summary Compensation Table (the "Named Executives"); and
(iv) all of the Company's directors and executive officers as a group (based on information furnished by such persons). The following table does not reflect the shares of convertable preferred stock equaling 25% of the outstanding capital stock of the Company, on a fully diluted basis, to which Crestwood Capital Group Corp. became entitled pursuant to the closing of the Company's Short Term Financing effective November 1, 2000. Unless otherwise indicated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                            Amount and Nature
                                                   of             Percentage of
                                               Beneficial          Outstanding
Name and Address of Beneficial Owner(1)       Ownership(2)            Shares
---------------------------------------     -----------------     -------------
Bayou International, Ltd.                         499,701              24%
Level 8
580 St. Kilda Road
Melbourne, Victoria, 3004 Australia
Batei Sefer Limlacha(3)                           312,313              15%
766 Montgomery Street
Brooklyn, New York  11213
H.B. Capital Ltd.(4)                              145,746               7%
Emmanuel Althaus(5)                                83,284               4%
Joshua Levine                                      70,000(6)            3%
All executive officers and directors
as a group (four persons)                         339,030(7)           15%

-------------
(1) The address of HB Capital Ltd., Mr. Althaus and Mr. Levine is c/o SCNV Acquisition Corp., Omer Industrial Park, P.O.B. 3026, Omer, Israel 84965.

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

(6)  Represents shares underlying currently exercisable warrants.

(7) Includes (i) 40,000 shares of Common Stock issuable upon exercisable of options granted to one executive officer, which are currently exercisable, and (ii) 70,000 shares of Common Stock issuable upon exercise of warrants held by a director. Does not include 20,000 shares of Common Stock underlying options granted to an executive officer, which are not currently exercisable.


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

ITEM 13. Exhibits, Lists and Reports on Form 8-K

      (a) Exhibits

      See Exhibit List below.

     (b) Reports on Forms 8-K and 8-K/A

      The Company did not file any reports with the Securities and Exchange Commission on Form 8-K for the quarter ended June 30, 2000.

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

      10.11 Lease by and between Tefen Entrepreneurship Ltd. and Solmecs (Israel) Ltd. dated October 14, 1997.(1)

      10.12 Form of Employment Agreement between Registrant and Professor Herman Branover.(1)

      10.13 Form of Employment Agreement between Registrant and Dr. Shaul Lesin.(1)

      10.14 Form of Employment Agreement between Registrant and Jacline
            Bavli.(1)

      10.15 1997 Stock Option Plan.(1)

      10.16 Agreement between Solmecs (Israel) Ltd., Text-On, Ltd. and Boris Wettelmacher, dated February 4, 2000.(2)

      10.17 Loan Agreement between the Company and Elecmatec Electro-Magnetic Technologies Ltd. ("Elecmatec"), dated December 30, 1998.(2)

      10.18 Pledge Agreement between the Company and Elecmatec, dated December 30, 1998.(2)

      10.19 Share Purchase Agreement between the Company and Elecmatic, dated May 18, 1999.(2)

      10.20 Shareholders Agreement among the Company, Professor Herman Branover, Dr. Arik El-Boher and Dr. Yuri Gelfgat, dated May 18, 1999.(2)

      10.21 Share Purchase Agreement among the Company, Elecmatec, Ariel Shemer and Dr. Israel Weinbom, dated May 18, 1999(2)

      10.22 Amended Loan Agreement between the Company and Elecmatec, dated May 18, 1999.(2)

      10.23 Amended Pledge Agreement between the Company and Elecmatec, dated May 18, 1999.(2)

      10.24 Agreement between Solmecs (Israel) Ltd. and the Association for the Development of International Energy Projects, dated September 8, 1998.(2)

      21.   Subsidiaries of the Registrant

      27.   Financial Data Schedule.


---------------
(1) Incorporated by reference to the comparable exhibit filed with the Company's Registration Statement on Form SB-2, File No. 333-43955.

(2) Incorporated by reference to the comparable exhibit filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

SCNV ACQUISITION CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-1

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet as of June 30, 2000                            F-2
  Consolidated Statements of Operations for the Years
    Ended June 30, 2000 and 1999                                            F-3
  Consolidated Statements of Changes in Stockholders' Equity
    (Deficit) for the Years Ended June 30, 2000 and 1999                    F-4
  Consolidated Statements of Cash Flows for the Years Ended
    June 30, 2000 and 1999                                                F-5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-7-16

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SCNV Acquisition Corp.:

We have audited the accompanying consolidated balance sheet of SCNV Acquisition Corp. (a Delaware corporation) and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCNV Acquisition Corp. and subsidiaries as of June 30, 2000, and the results of its operations and its cash flows for each of the two years ended June 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon the ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York
November 15, 2000

SCNV ACQUISITION CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JUNE 30, 2000


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    13,829
  Trade receivables                                                      19,640
  Inventory                                                              46,878
  Other receivables and prepaid expenses                                 65,073
                                                                    -----------
     Total current assets                                               145,420

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $215,857                                        1,280,435

OTHER ASSETS, net of amortization of $11,000                             19,000
                                                                    -----------
     Total assets                                                   $ 1,444,855
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short-term borrowings                                             $   350,356
  Trade payables                                                        130,913
  Sundry payables and accrued expenses                                  997,300
                                                                    -----------
     Total current liabilities                                        1,478,569
                                                                    -----------

NONCURRENT LIABILITIES:
  Long-term loan                                                        200,000
  Accrued severance pay                                                 144,444
                                                                    -----------
     Total noncurrent liabilities                                       344,444
                                                                    -----------
     Total liabilities                                                1,823,013
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock $.01 par value, 1,000,000 shares authorized;
    none issued and outstanding                                            --
  Common stock $.01 par value, 10,000,000 shares authorized;
    2,082,088 shares issued and outstanding                              20,821
  Additional paid-in capital                                          7,517,333
  Accumulated deficit                                                (7,916,312)
                                                                    -----------
     Total stockholders' equity (deficit)                              (378,158)
                                                                    -----------
     Total liabilities and stockholders' equity (deficit)           $ 1,444,855
                                                                    ===========


The accompanying notes are an integral part of this consolidated balance sheet.

SCNV ACQUISITION CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                       2000           1999
                                                   -----------    -----------
REVENUES:
  Sales                                            $   171,678    $    49,282
  Contract services                                       --           18,411
                                                   -----------    -----------
     Total revenues                                    171,678         67,693
                                                   -----------    -----------

COSTS AND EXPENSES:
  Research and development costs                       802,472        756,633
  Cost of merchandise purchased                        133,757         48,774
  Cost of contract services performed by
    subcontractors                                        --           19,172
  Marketing expenses                                   444,102        189,828
  General and administrative expenses                  907,945        830,700
                                                   -----------    -----------
     Total costs and expenses                        2,288,276      1,845,107
                                                   -----------    -----------
     Loss before one-time charge                    (2,116,598)    (1,777,414)

ONE-TIME CHARGE OF ACQUIRED RESEARCH AND
  DEVELOPMENT IN PROCESS
                                                          --       (4,060,111)
                                                   -----------    -----------
     Operating loss                                 (2,116,598)    (5,837,525)

FINANCING INCOME (EXPENSE), net                        (59,452)        97,263
                                                   -----------    -----------

     Net loss                                      $(2,176,050)   $(5,740,262)
                                                   ===========    ===========

NET LOSS PER COMMON SHARE, basic and diluted       $     (1.05)   $     (2.76)
                                                   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, basic and diluted                     2,082,088      2,082,088
                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

SCNV ACQUISITION CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIT) FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                              Additional
                                    Number         Share        Paid-in     Accumulated
                                   of Shares      Capital       Capital       Deficit         Total
                                  -----------   -----------   -----------   -----------    -----------
BALANCE, July 1, 1998                 541,343   $     5,413   $     2,179   $      --      $     7,592

   Shares issued in connection
      with initial public
      offering, net of
      offering costs of
      $1,328,721                    1,041,044        10,411     4,646,871          --        4,657,282

   Shares issued to Bayou in
      connection with the
      acquisition of subsidiary       499,701         4,997     2,868,283          --        2,873,280

   Net loss for the year ended
      June 30, 1999                      --            --            --      (5,740,262)    (5,740,262)
                                  -----------   -----------   -----------   -----------    -----------

BALANCE, June 30, 1999              2,082,088        20,821     7,517,333    (5,740,262)     1,797,892

   Net loss for the year ended
      June 30, 2000                      --            --            --      (2,176,050)    (2,176,050)
                                  -----------   -----------   -----------   -----------    -----------

BALANCE, June 30, 2000              2,082,088   $    20,821   $ 7,517,333   $(7,916,312)   $  (378,158)
                                  ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

SCNV ACQUISITION CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                     2000                   1999
                                                                                 -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(2,176,050)           $(5,740,262)
  Adjustments to reconcile net loss to net cash used in operating
    activities                                                                       409,399              4,168,342
       Net cash used in operating activities                                      (1,766,651)            (1,571,920)
                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary, net of cash acquired                                       --                 (102,824)
  Purchase of fixed assets                                                          (570,306)              (693,027)
  Purchase of other assets                                                              --                  (15,000)
  Short-term investments, net                                                      1,127,166             (1,127,166)
  Proceeds from sale of fixed assets                                                    --                    5,708
                                                                                 -----------            -----------
       Net cash provided by (used in) investing activities                           556,860             (1,932,309)
                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                                         198,458               (627,891)
  Proceeds from a short time loan
                                                                                     500,000                   --
  Proceeds from initial public offering, net                                            --                4,657,282
                                                                                 -----------            -----------
       Net cash provided by financing activities                                     698,458              4,029,391
                                                                                 -----------            -----------
       (Decrease) increase in cash and cash equivalents                             (511,333)               525,162

CASH AND CASH EQUIVALENTS, beginning of year                                         525,162                   --
                                                                                 -----------            -----------

CASH AND CASH EQUIVALENTS, end of year                                           $    13,829            $   525,162
                                                                                 ===========            ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
      Items not involving cash flows-
         Depreciation and amortization                                           $    61,248            $    41,149
         Loss on sale of equipment                                                      --                      836
         Severance pay                                                                30,115                 90,316
         Acquired research and development in process                                   --                4,060,111
         Changes in operating assets and liabilities-
           Decrease (increase) in trade receivables                                   (8,709)                28,599
           Increase in inventory                                                     (16,283)               (30,595)
           Decrease in other receivables and prepaid expenses                         48,215                574,105
           Increase (decrease) in trade payables                                    (201,116)                99,176
           Increase (decrease) in sundry payables and accrued
              expenses                                                               495,929               (695,355)
                                                                                 -----------            -----------
                                                                                 $   409,399            $ 4,168,342
                                                                                 ===========            ===========

SCNV ACQUISITION CORP. AND SUBSIDIARIES

FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of subsidiary-
      Fair value of acquired assets and research and development
        in process                                                            $      --        $ 4,311,437
         Less-
           Liabilities assumed                                                       --         (1,331,032)
           Shares issued as consideration for acquisition of
           subsidiary                                                                --         (2,873,280)
                                                                              -----------      -----------
              Cash paid                                                              --            107,125
                 Less- Cash acquired                                                 --             (4,301)
                                                                              -----------      -----------
                                                                              $      --        $   102,824
                                                                              ===========      ===========

   Purchase of fixed and other assets on credit                               $      --        $   287,526
                                                                              ===========      ===========

The accompanying notes are an integral part of these consolidated statements.

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


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

Acquisition of Elecmatec

On May 18, 1999, the Company acquired approximately 90%, of which 35% was purchased from a related party, of Elecmatec Electro-Magnetic Technologies Ltd. ("Elecmatec"), an Israeli company, for approximately $150,000, of which $50,000 was paid to existing stockholders and $100,000 was invested in Elecmatec equity. In addition, the Company may pay up to $150,000 under certain circumstances. The acquisition has been accounted for as a purchase. The excess of purchase price over fair value of assets acquired of approximately $288,057 is reflected as acquired research and development in process and fully expensed at the date of the acquisition. The results of operations for fiscal 1999 are included for the period from the date of acquisition until year-end. Elecmatec develops, manufactures and markets metal alloys for the auto industry, mainly for export.

Going Concern

The Company has incurred substantial operating losses and at June 30, 2000, has an accumulated deficit of approximately $7,916,312. The Company is not generating sufficient revenues from its operations to fund its

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company is dependent upon its ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern.

Subsequent to balance sheet date, a memorandum of understanding was signed between Crestwood Capital Group Corp. ("Crestwood") and the Company. Pursuant to the memorandum Crestwood provided the Company with $500,000 of short-term bridge financing. Crestwood and the Company are to negotiate the form and structure of additional possible financing (see note 12). However, there is no assurance that the Company will be able to obtain such additional financing.

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

Inventory

Inventory is valued at lower cost or market, cost being determined on a specific basis.

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

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


Other Assets

Other assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over five years, the estimated useful lives of the assets.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2000.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate their fair value due to the short-term maturity of these instruments.

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


Foreign Currency Translation

Transactions and balances in other currencies are translated into U.S. dollars in accordance with the principles set forth in SFAS No. 52, "Foreign Currency Translation." all exchange gains and losses from such translation are reflected in the statement of operations.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000, effective for the Company's fiscal year ending June 30, 2001. However, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133, which will not be effective for the Company's fiscal year ending June 30, 2002. SFAS No. 133 requires companies to record derivative instruments as assets or liabilities, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not anticipate that the implementation of SFAS No. 133 will have a material impact on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 was delayed and SAB 101 will be effective for the Company in the fourth quarter of fiscal 2001. The Company currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

In March 2000, Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") was issued and is effective July 1, 2000. FIN 44 clarifies the application of APB No. 25, "Accounting for Stock Issued to Employees," with respect to the definition of an employee, the criteria for noncompensatory plans, the consequences of modifying previous awards and the exchange of stock compensation awards in business combinations. No impact to the Company is expected under this interpretation.

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        Year Ended     Annual
                                                         June 30,     Rates of
                                                           2000     Depreciation
                                                       ----------   ------------
          Plants under construction                    $  890,337          --
          Machinery and equipment                         201,408          15%
          Office furniture and equipment                  197,327        6-33%
          Motor vehicles                                  111,123          15%
          Leasehold improvements                           96,097       10-20%
                                                       ----------
                   Total property and equipment         1,496,292
          Less- Accumulated depreciation and
             amortization                                 215,857
                                                       ----------
                   Property and equipment, net         $1,280,435
                                                       ==========

4. SHORT-TERM BORROWINGS

The short-term loans are in new Israeli shekels and bear interest at an annual rate of 13.3%.

5. SUNDRY PAYABLES AND ACCRUED EXPENSES

                                                                     June 30,
                                                                       2000
                                                                   ----------
          Ana Portfolio Inc. (*)                                   $  507,500
          Ben-Gurion University for services rendered                  83,501
          Payroll and related expenses                                295,986
          Other payables and accrued expenses                         110,313
                                                                   ----------
                                                                   $  997,300

(*) Ana Portfolio Inc. ("Ana") provided short-term funding in connection with a potential investment in Elecmatec and Solmecs. Ana cancelled its planned investment in the subsidiaries. According to the terms of the preliminary investment agreement, the short-term funding bears interest at an annual rate of 6%. The Company has notified Ana that due to the cancellation of the planned investment, it believes that it is not required to repay this amount.

6. LONG-TERM LOAN

The long-term loan is interest free. The date of repayment has not yet been determined.

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


7. SEVERANCE PAY

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

8. CAPITAL STOCK

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

Had compensation cost for the 1997 Stock Option Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and net loss per share would have been changed to the following pro forma amounts:

                                                       Year Ended June 30
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
             Net loss, as reported                 $ (2,176,050)  $ (5,740,262)
             Net loss, pro forma                     (2,198,088)    (5,749,057)
             Loss per share, as reported                  (1.05)         (2.76)
             Loss per share, pro forma                    (1.06)         (2.76)

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


A summary of the stock options as of and for the years ended June 30, 2000 and 1999 is as follows:

                                                                    Weighted
                                                                     Average
                                                      Shares     Exercise Price
                                                      -------    --------------
     Options outstanding, July 1, 1998                   --          $  --
        Options granted                               101,000           1.00
        Options exercised                                --             --
                                                      -------        -------
     Options outstanding, June 30, 1999               101,000           1.00
        Options granted                                  --             --
        Options exercised                                --             --
                                                      -------        -------
     Options outstanding, June 30, 2000               101,000        $  1.00
                                                      =======        =======

     Options exercisable at June 30, 2000              67,333        $  1.00
                                                      =======        =======

The weighted average fair value of options granted in fiscal year 1999 is $0.44 and the weighted average remaining contractual life is 8.3 years. No options were granted in fiscal 2000.

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

9. COMMITMENTS AND CONTINGENCIES

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

The royalties are to be paid at the rate of 1% on sales of products and at the rate of 5% on income from licensing fees. As of June 30, 2000, this contingent obligation amounted to approximately $343,000 (including linkage to the Israeli Consumer Price Index and interest at 4% per annum). Subsequent to the repayment of the liability, the Company is to pay royalties to the Ministry of National Infrastructure at a reduced rate of 0.3% on future sales of products and at the rate of 2% on all future income from licensing fees.

Through June 30, 2000, there were no sales or income on which royalties were payable to BGU and the Ministry of National Infrastructure.

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

Royalties - Text-On

Pursuant to an agreement dated February 4, 1999, Solmecs acquired the rights to develop, produce, market and distribute an advanced electronic pocket dictionary developed by Text-On Ltd., an Israeli company ("Text-On"). In connection with the acquisition of this rights, Solmecs has agreed to pay royalties to Text-On, as follows: (i) 10% of sales of electronic dictionaries produced and developed by Solmecs after February 1999, up to aggregate sales of $2.5 million, (ii) thereafter, 3% of sales by Solmecs up to aggregarte sales of $3 million, and
(iii) 1% of sales thereafter. The royalty payment period expires in February 2014 regardless of the amount of royalties paid by Solmecs. Through June 30, 2000 the Company has paid minimal royalties to Text-On.

International Lead Zinc Research Organization ("ILZRO")

In connection with a research contract with ILZRO, Solmecs agreed to pay ILZRO a fee for any lead to be used in future production by the subsidiary. The total fee commitment is limited to $1,864,000. Through June 30, 2000, the company has not used any lead for which it is required to pay fees.

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

For the period from 1981 to 1991, Solmecs received participations from the Chief Scientist of approximately $2.3 million toward the cost of a research and development project. In return, Solmecs is required to pay royalties at the rate of 2% of sales of know-how or products derived from the project. Through June 30, 2000, there were no sales on which royalties were payable.

Lease Agreement

The Company leases certain office spaces for its operations through the period ending December 2001.

Future minimum payments for operating leases at June 30, 2000 are as follows:

             Year ending June 30:
                2001                      $   80,000
                2002                          80,000

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


King Metal Strips Ltd. Agreement

Elecmatec signed an agreement with King Metal Strips Ltd. ("King") to provide metal alloy and rolling services. According to the above-mentioned agreement, Elecmatec has committed to provide loans to or invest in equity of King in the amount of $400,000 pursuant to conditions to be agreed upon between the parties.

10. REVENUES

                                                     For the Year Ended June 30,
                                                     ---------------------------
                                                        2000           1999
                                                     -----------   -------------
     Revenues by geographic areas:
        USA                                              43%            13%
        Hong Kong                                        15%            --
        China                                            13%            --
        France                                           10%            --
        Greece                                           --             57%
        Israel                                            3%            28%
        Other                                            16%             2%


     Sales to single customers exceeding 10%:
        Customer A                                       --             57%
        Customer B                                       --             19%
        Customer C                                       --             12%
        Customer D                                       --             12%
        Customer E                                       30%            --
        Customer F                                       15%            --
        Customer G                                       13%            --
        Customer H                                       10%            --

11. TAXES ON INCOME

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

Tax loss carryforward at June 30, 2000 is approximately $4,040,000, as follows:

                                                        Expiration
         Country                       Amount              Year
       ----------                   ----------          ----------
     United States                  $  260,000           2019-2020
     Israel                          2,430,000           Unlimited
     Dutch Antilles                  1,350,000         2000 - 2004
                                    ----------
                                    $4,040,000
                                    ==========

SCNV ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000


In addition, research and development costs incurred by Solmecs in the approximate amount of $830,000 will be deductible for tax purposes upon recognition of income derived from R&D. Due to the uncertainty as to realization, a valuation allowance for the full amount of deferred tax assets, associated mainly with loss carryforwards, of approximately $1,000,000 has been recorded.

12.  SUBSEQUENT EVENTS

Agreement to sell certain technologies

Subsequent to balance sheet date, in August 2000, Solmecs agreed to sell certain technologies, in consideration for $300,000. In addition Solmecs is to receive a 10% interest in a new company to be established by the purchaser in order to commercialize the technologies and receive 1%-4% royalties on sales of products developed using these technologies during the first eight years of commercialization. To date, the Company has received $150,000.

A memorandum of understanding with Crestwood Capital Group Corp.

On August 30, 2000, the Company entered into a memorandum of understanding with Crestwood Capital Group Corp.("Crestwood"), whereby Crestwood has agreed to provide corporate services to the Company and assist the Company in securing short term bridge financing of up to $500,000. As of November 1, 2000 the bridge financing of $500,000 was completed. Following completion of this short term financing, Crestwood and the company are to discuss the form and structure of additional financing.

Under the terms of the Bridge Financing, the Company offered Units, each consisting of (i) a convertible promissory note (the "Notes") in prinicpal amount of $100,000 and (ii) a warrant to purchase 50,000 shares of the Company's common stock at an exercise price per share equal to 80% of the average closing bid price of the common stock for the five days preceding the date of exercise. The Notes are convertible at the option of the holder thereof into shares of common stock at the conversion price of $1.00 per share.

The Notes are due to mature on the first anniversary of their issuance and all principal and accrued interest on such Notes will become due and payable at such time. The Company and its subsidiaries have further agreed to grant the holders of the Notes a security interest in the Company's and subsidiaries' tangible property and trade secrets to secure repayment of the principal and accrued profit under the Notes.

According to the memorandum a representative of Crestwood will be appointed CEO of the Company and two representatives of Crestwood shall be appointed to serve on the Board of Directors of the Company. In addition Crestwood shall be entitled to a consulting fee equal to 25% of the issued and outstanding capital stock of the Company on a fully diluted basis.

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


Dated: November 16, 2000


     In accordance with the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


        Signatures                     Title(s)                      Date
        ----------                     --------                      ----

/s/ Emmanuel Althaus            Chairman of the Board of       November 16, 2000
----------------------------    Directors
Emmanuel Althaus


/s/ Herman Branover             President, Chief Executive     November 16, 2000
----------------------------    Officer and Director
Herman Branover


/s/ Shaul Lesin                 Executive Vice President and   November 16, 2000
----------------------------    Chief Financial Officer
Shaul Lesin


/s/ Joshua Levine               Director                       November 16, 2000
----------------------------
Joshua Levine