Form 10QSB
period 2000-09-30
SCNV ACQUISITION CORP
filed 2000-12-29
CIK 1051934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30

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


       As of November 30, 2000 there were 2,082,088 shares of the issuer's
                            Common Stock outstanding

Transitional Small Business Disclosure Format (check one):
Yes [_]   No [X]

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2000
                                   FORM 10-QSB

                                      INDEX


                                                                            Page
                                                                            ----


Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 2000
         (Unaudited)...........................................................3

         Consolidated Statements of Operations
         For the three months ended September 30, 2000 and,
         1999 (Unaudited)......................................................4

         Consolidated Statement of Changes
         in Stockholders' Equity (Deficit) for the three months
         ended September 30, 2000 (Unaudited)..................................5

         Consolidated Statements of Cash Flows For the three months ended September 30, 2000 and 1999
         (Unaudited)...................................................   .....6

         Notes to Unaudited Consolidated Financial Statements..................7



Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations ...........................................11

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.............................19

Item 6. Exhibits and Reports on Form 8-K......................................20

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


 ASSETS                                                                  September 30,
                                                                              2000
                                                                          -----------
CURRENT ASSETS
      Cash and cash equivalents                                           $   186,027
      Trade receivables                                                        12,145
      Inventory                                                                46,878
      Other receivables and prepaid expenses                                   46,864
                                                                          -----------
           Total current assets                                               291,914
                                                                          -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
      and amortization of $229,559                                          1,267,172

OTHER ASSETS, net of amortization of $12,500                                   17,500
                                                                          -----------
           Total assets                                                   $ 1,576,586
                                                                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Short-term borrowings                                               $   700,780
      Trade payables                                                          167,375
      Sundry payables and accrued expenses                                  1,068,933
                                                                          -----------
           Total current liabilities                                        1,937,088
                                                                          -----------

 LONG TERM LIABILITIES
      Long term loan                                                          200,000
      Accrued severance pay                                                   156,099
                                                                          -----------
           Total long term liabilities                                        356,099
                                                                          -----------
           Total liabilities                                                2,293,187
                                                                          -----------

SHAREHOLDERS' EQUITY (DEFICIT)
      Share capital
           Preferred stock $.01 par value, 1,000,000 shares authorized;
               none issued and outstanding                                       --
           Common stock $.01 par value, 10,000,000 shares authorized;
              2,082,088 shares issued and outstanding                          20,821
      Additional paid-in-capital                                            7,517,333
      Accumulated deficit                                                  (8,254,755)
                                                                          -----------
           Total shareholders' equity (deficit)                              (716,601)
                                                                          -----------
           Total liabilities and shareholders' equity (deficit)           $ 1,576,586
                                                                          ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the three moths ended
                                                                   September 30,
                                                                 2000          1999
                                                             -----------    -----------
 REVENUES

    Sales                                                    $    31,820    $    49,191
                                                             -----------    -----------
        Total revenues                                            31,820         49,191
                                                             -----------    -----------

COSTS AND EXPENSES

    Research and development costs                           $    59,370    $   203,393
    Cost of merchandise purchased                                 25,189         46,301
    Marketing expenses                                            83,112         90,698
    General and administrative expenses                          157,082        273,122
                                                             -----------    -----------
        Total costs and expenses                                 324,753        613,514
                                                             -----------    -----------

        Operating Loss                                          (292,933)      (564,323)

FINANCING INCOME  (EXPENSES) NET                                 (45,510)        10,896
                                                             -----------    -----------

        Net loss                                             $  (338,443)   $  (553,427)
                                                             ===========    ===========

Net loss per common share, basic and diluted                 $     (0.16)   $     (0.27)
                                                             ===========    ===========
Weighted average number of common
        shares outstanding, basic and diluted                  2,082,088      2,082,088
                                                             ===========    ===========



The accompanying notes are an integral part of this consolidated financial statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHARES HOLDER'S EQUITY (DEFICIT)
                                   (Unaudited)


                                                               Additional
                                    Number of       Share        Paid-In-    Accumulated
                                      Shares       Capital       Capital       Deficit        Total
                                   -----------   -----------   -----------   -----------    -----------
Balance as of July 1, 2000           2,082,088   $    20,821   $ 7,517,333    (7,916,312)   $  (378,158)

Net Loss                                  --            --            --        (338,443)      (338,443)
                                   -----------   -----------   -----------   -----------    -----------

Balance as of September 30, 2000     2,082,088   $    20,821   $ 7,517,333   $(8,254,755)   $  (716,601)
                                   ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of this consolidated financial statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                                For the three months ended
                                                                                      September 30,
                                                                                   2000           1999
                                                                                -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                     $  (338,443)   $  (553,427)
   Adjustments to reconcile net loss to net cash used in operating activities       160,656       (248,572)
                                                                                -----------    -----------
      Net cash used in operating activities                                        (177,787)      (801,999)
                                                                                -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Investment in fixed assets                                                          (439)       (93,249)
   Short-term investments, net                                                         --        1,127,166
                                                                                -----------    -----------
      Net cash provided by (used in) investing activities                              (439)     1,033,917
                                                                                -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Short term borrowings, net                                                       350,484        (49,352)
                                                                                -----------    -----------
      Net cash provided by (used in) financing activities                           350,484        (49,352)
                                                                                -----------    -----------

INCREASE  IN CASH AND CASH EQUIVALENTS                                              172,198        182,566
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                 13,829        525,162
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $   186,027    $   707,728
                                                                                ===========    ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
   IN OPERATING ACTIVITIES
   Items not involving cash flows:
      Depreciation                                                              $    15,202    $    16,149
      Severance pay                                                                  11,655          8,261
   Changes in operating assets and liabilities:
      Decrease (increase) in trade receivable                                         7,495        (35,790)
      Decrease in Inventory                                                            --            1,308
      Decrease in other receivable and prepaid expenses                              18,209         18,189
      Increase (decrease) in trade payables                                          36,462       (262,065)
      Increase (decrease) in sundry payables and accrued expenses                    71,633          5,376
                                                                                -----------    -----------
                                                                                $   160,656    $  (248,572)
                                                                                ===========    ===========


The accompanying notes are an integral part of this consolidated financial statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


General

The financial statements as of and for the three months ended September 30, 2000 and 1999 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The financial statements have been prepared in a manner consistent with the 10-KSB filed for the fiscal years ended June 30, 2000 and 1999 and should be read in connection with those financial statements. The unaudited consolidated statement of operations is not necessarily indicative of the results of operations for future periods.

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

Acquisition of Elecmatec

On May 18, 1999, the Company acquired approximately 90%, of which 35% was purchased from a related party, of Elecmatec Electro-Magnetic Technologies Ltd. ("Elecmatec"), an Israeli company, for approximately $150,000, of which $50,000 was paid to existing stockholders and $100,000 was invested in Elecmatec equity. In addition, the Company may pay up to $150,000 under certain circumstances. The acquisition has been accounted for as a purchase. The excess of purchase price over fair value of assets acquired of approximately $288,057 was reflected as acquired research and development in process and fully expensed at the date of the acquisition.

Going Concern

The Company has incurred substantial operating losses and at September 30, 2000, has an accumulated deficit of approximately $8,254,755. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company's ability to continue as a going concern is dependent upon its ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of recorded assets accounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to finance its operations and capital expenditure by receiving additional financing from potential investors/partners. However, there is no assurance that the Company will be able to obtain such additional financing.

Recent Developments

     In September 1998, Solmecs acquired from the Association for the Development of International Energy Projects (the "Association") located in Beer Sheva, Israel the rights to certain technologies for the capture and removal of environmentally hazardous carbon dioxide emissions primarily from fuel burning power stations (the "CO2 Technology"). Pursuant to such acquisition, Solmecs has agreed to pay royalties to the Association from revenues generated from sales of the product or licensing of the technology. In October 2000, Solmecs granted to ACP SA NV ("ACP") an option (the "CO2 Option") to acquire the CO2 Technology for an option payment of US $150,000. The CO2 Option must be exercised within four weeks of completion of laboratory testing (which is expected to take approximately 10 weeks) in accordance with the Agreement. In the event the CO2 Option is exercised by ACP, Solmecs will receive (i) an additional US $150,000 (plus value added taxes), (ii) a 10% common stock interest in a subsidiary of ACP which will be formed to develop and market the CO2 Technology and (iii) an eight year royalty after commercialization between 1% and 5% of net sales.

     On August 30, 2000, the Company entered into a Memorandum of Understanding with Crestwood Capital Group Corp. ("Crestwood"), whereby Crestwood has agreed to (i) provide management and restructuring services to the Company, (ii) assist the Company in the search for qualified executive management positions, (iii) act as financial advisor to the Company for its short term and long term needs, and (iv) assist the Company in securing short term bridge financing of up to $600,000 ("Bridge Financing"), of which $382,000 was received through September 30, 2000 and the remaining amount was received during October, November and December, 2000. In connection with such services, Crestwood's President and Chief Executive Officer has agreed to serve as President of the Company and active Chief Executive Officer until Crestwood succeeds in assisting the Company in finding a long term Chief Executive Officer and two of Crestwood's officers, including its President, will serve on the Board of Directors of the Company without compensation. Crestwood will be entitled to a consulting fee in the form of convertible preferred stock (the "Preferred Shares") equal to 25% of the issued and outstanding capital stock of the Company on a fully diluted basis. Each Preferred Share will be convertible into two shares of the Company's common stock. For a period of 120 days from their issuance, Crestwood's percentage ownership interest in the Company, as reflected by the Preferred Shares, will not be further diluted pursuant to any issuances of securities by the Company.

     Under the terms of the Bridge Financing, the Company is offering Units, each consisting of (i) a convertible promissory note (the "Notes") in principal amount of $100,000 and (ii) a warrant to purchase 50,000 shares of the Company's common stock at an exercise price per share equal to 80% of the average closing bid price of the common stock for the five days preceding the date of exercise. The Notes are convertible at the option of the holder thereof into shares of common stock at the conversion price of $1.00 per share, and the shares issued upon conversion are entitled to piggyback registration rights for a period of two years from issuance.

     The Notes are due to mature on the first anniversary of their issuance and all principal and accrued profit on such Notes will become due and payable at such time. The Company and its subsidiaries have further agreed to grant the holders of the Notes a security interest in the Company's and subsidiaries' tangible personal property and trade secrets to secure repayment of the principal and accrued profit under the Notes. As of the balance sheet date no warrants or convertible notes were issued.

     On November 2000 the Company was served a claim for the payment of $500,000 as restitution pursuant to the preliminary investment agreement with Ana Portfolio Inc. ("Ana Portfolio") from March 2000. Ana Portfolio Inc is also claiming damages in the amount of $176,600. Pursuant to this agreement, Ana Portfolio provided the Company with short-term funding of approximately $500,000 in connection with potential investment in its subsidiaries. Subsequent to such funding, however, Ana Portfolio notified the Company that it was not pursuing its investment in the subsidiaries. The preliminary investment agreement provided for the short-term funding to bear interest at an annual rate of 6%. The Company has provided notice to Ana Portfolio that the cancellation of their investment qualified as a breach of the preliminary investment agreement. Pending further resolution of this matter the Company's has determined to include this short-term funding as a sundry payable.

     The Company denies any and all liability with respect to the claim filed. In the Company's opinion Ana Portfolio is in breach of the contract therefore the Company is contemplating filing a counter claim. At this point the Company is unable to determine the prospects of neither the lawsuit against the Company nor the prospects of the counter claim.

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

The Company is engaged in the commercial development of two technologies previously identified by Solmecs, namely (i) advanced bi-facial photovoltaic panels and (ii) monocrystals of silicon. In November 1998, Solmecs acquired certain materials, equipment and engineering services in order to establish a manufacturing facility in Israel for both one-sided and advanced bi-facial photovoltaic panels. The Company, however, will require additional funds, not currently available to the Company, to commence and maintain production The Company, however, expects to continue to act, on a limited basis, as distributor of the Russian entity's photovoltaic panels.

Also in November 1998, Solmecs acquired equipment to be used in three production facilities currently being set up for growing silicon monocrystals. Two of the facilities are in operational conditions and are dedicated to tests production of standard size silicon monocrystals with the qualities necessary for use in both sophisticated electronics and photovoltaics. The third facility will be modified for experimental production of silicon monocrystals utilizing LMMHD technology. The Company did not produce any commercial silicon monocrystals during the 1999 fiscal year. The Company, however, will require additional funds,  not  currently  available  to the  Company,  to operate  the  production facilities and acquire the raw materials necessary to produce commercial quantities. If the Company is able to obtain additional funds, on a timely basis, it anticipates commercial production of standard size silicon monocrystals during the first half of 2001. Development of LMMHD enhanced silicon monocrystals, however, is still in the preliminary testing stage and the Company does not anticipate that this technology will be ready for production of prototypes for at least one year, and for production of commercial monocrystals for at least two years. Further development of this technology will also require additional funds not currently available to the Company.

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

     The Company's capital requirements continue to be significant. The Company has incurred substantial operating losses and at September 30, 2000, had an accumulated deficit of approximately $8,254,755. Furthermore, the Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. Consequently, the Company is dependent upon additional financing from third parties to continue its operations.

     As a result of its inability to generate significant revenues from its marketable products, the Company, in an effort to reduce operating expenses, has suspended its research and development activities in certain identified technologies and lowered overhead costs by reducing its personnel. Further, as a result of its current financial position, the Company intends to limit its commercial development efforts to micro-gravity produced metal alloys and monocrystals of silicon. Further development of these technologies, however will require significant additional effort, resources and time, including funding substantially greater than what is currently available to the Company. Other than the Bridge Financing noted above, the Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain the necessary additional financing, it may be required to further curtail its operations or to cease operations altogether.

     Moreover, to the extent that the Company is able to obtain the funds necessary to continue development of its identified technologies, completion of such research, development and commercialization remains subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of the funds allocated to complete such development, any of which could result in delay of development or commercialization or a substantial change or abandonment of research and development activities.

Recent Developments

Option for Sale of Carbon Dioxide Absorption Technology.

     In September 1998, Solmecs acquired from the Association for the Development of International Energy Projects (the "Association") located in Beer Sheva, Israel the rights to certain technologies for the capture and removal of environmentally hazardous carbon dioxide emissions primarily from fuel burning power stations (the "CO2 Technology"). Pursuant to such acquisition, Solmecs has agreed to pay royalties to the Association from revenues generated from sales of the product or licensing of the technology. In October 2000, Solmecs granted to ACP SA NV ("ACP") an option (the "CO2 Option") to acquire the CO2 Technology for a payment of US $150,000. The CO2 Option must be exercised within four (4) weeks of completion of laboratory testing (which is expected to take approximately 10 weeks) in accordance with the Agreement. In the event the CO2 Option is exercised by ACP, Solmecs will receive (i) an additional US $150,000 (plus value added taxes), (ii) a 10% common stock interest in a subsidiary of ACP which will be formed to develop and market the CO2 Technology and (iii) an eight year royalty after commercialization range between 1% to 5% of net sales.

Arrangements with Crestwood.

     On August 30, 2000, the Company entered into a Memorandum of Understanding with Crestwood Capital Group Corp. ("Crestwood"), whereby Crestwood agreed to provide management and restructuring services to the Company, assist in the search for qualified executive management, to act as financial advisor to the Company for its short term and long term needs and assisted the Company in securing short term bridge financing of $600,000 ("Bridge Financing"). In connection with such services, Crestwood's President and Chief Executive Officer has agreed to serve as President of the Company and acting Chief Executive Officer until Crestwood succeeds in assisting the Company in finding a long term chief executive officer and two of Crestwood's officers, including its President will serve on the Board of Directors of the Company without compensation. As compensation for its services, Crestwood will be entitled to a consulting fee in the form of convertible preferred stock (the "Preferred Shares") equal to 25% of the issued and outstanding capital stock of the Company on a fully diluted basis. Each Preferred Share will be convertible into two shares of the Company's common stock. Crestwood will also receive registration rights with respect to the Common Stock issuable upon conversion of the Preferred Shares. For a period of 120 days from their issuance, Crestwood's percentage ownership interest in the Company, as reflected by the Preferred Shares, will not be further diluted pursuant to any issuances of securities by the Company.

Dispute with Ana Portfolio

In November 2000 the Company was served a claim for the payment of $500,000 as restitution pursuant to the preliminary investment agreement with Ana Portfolio Inc. ("Ana Portfolio") from March 2000. Ana Portfolio Inc is also claiming damages in the amount of $176,600. Pursuant to this agreement, Ana Portfolio provided the Company with short-term funding of approximately $500,000 in connection with potential investment in its subsidiaries. Subsequent to such funding, however, Ana Portfolio notified the Company that it was not pursuing its investment in the subsidiaries. The preliminary investment agreement provided for the short-term funding to bear interest at an annual rate of 6%. The Company has provided notice to Ana Portfolio that the cancellation of their investment qualified as a breach of the preliminary investment agreement. Pending further resolution of this matter the Company has determined to include this short-term funding as a sundry payable.

The Company denies any and all liability with respect to the claim filed. In the Company's opinion Ana Portfolio is in breach of the contract therefore the Company is contemplating filing a counter claim. At this point the Company is unable to determine the prospects of neither the lawsuit against the Company nor the prospects of the counter claim.

Results of Operations

The consolidated statement of operations and other financial and operating data for the three month periods ended September 30, 1999 and 2000 are derived from the unaudited financial statements of the Company included elsewhere herein.

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

     Sales. Sales decreased to $31,820 for the three months ended September 30, 2000 as compared to $49,191 for the three months ended September 30, 1999. The decrease was attributable to the company's strategic decision to nearly stop the production of photovoltaic panels and electronic dictionaries.

     Total Revenues. Total revenues decreased by $17,371 to $31,820 for the three months ended September 30, 2000 compared to $49,191 for the three months ended September 30, 1999. The decrease is attributable to the decrease in sales of products stated herein.

     Research and Development Costs. Research and development costs decreased by $144,023 or 70.81% to $59,370 for the three months ended September 30, 2000, as compared to $203,393 for the three months ended September 30, 1999. The decrease is mainly due to postponement of most of the Company's research and development programs pending consummation of additional financing.

     Cost of Merchandise Purchased. Costs of merchandise purchased decreased by $21,112 to $25,189 for the three months ended September 30, 2000, as compared to $46,301 for the three months ended September 30, 1999. The decrease is attributable to the decrease in sales.

     Marketing Expenses. Marketing expenses decreased by $7,586 or 8.36%, to $83,112 for the three months ended September 30, 2000, as compared to $90,698 for the three months ended September 30, 1999. This decrease is due to the decrease in personnel and lack of liquidity.

     General and Administrative Expenses. General and administrative expenses decreased by $116,040 or 42.49%, to $157,082 for the three months ended September 30, 2000, as compared to $273,122 for the three months ended September 30, 1999. This decrease is attributable to the company restricting its expenses.

     Operating Loss. Operating loss decreased by $271,390 to $292,933 for the three months ended September 30, 2000, as compared to $564,323 for the three months ended September 30, 1999. The decrease in operating loss is primarily attributable to the aforementioned

     Financing Income(Expenses),Net. Financing expenses were $45,510 for the three months ended September 30, 2000, as compared to financing income of $10,896 for the three months ended September 30, 1999, primarily as a result of interest paid by the Company on borrowings in 2000 as compared to interest earned by the Company on deposits in 1999.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss was $338,443 ($0.16 per share) for the three months ended September 30, 2000 as compared to $553,427 ($0.27 per share) for the three months ended September 30, 1999.


Liquidity and Capital Resources

As of September 30, 2000, the Company had a deficiency of working capital of $1,645,174 and an accumulated deficit of $8,254,755.

In March 2000, the Company entered into a preliminary investment agreement with Ana Portfolio Inc. ("Ana Portfolio") pursuant to which Ana Portfolio agreed to make an equity investment in the Company's subsidiaries. Pursuant to the agreement, Ana Portfolio provided the Company with short-term funding of approximately $500,000. Subsequent to such funding, however, Ana Portfolio notified the Company that it was not pursuing its investment in the subsidiaries. The preliminary investment agreement provided for the short term funding to bear interest at an annual rate of 6% which is repayable on March 2001 (the "Ana Portfolio Debt").

On August 30, 2000, the Company entered into a Memorandum of Understanding with Crestwood Capital Group Corp. ("Crestwood"), whereby Crestwood has agreed to (i) provide management and restructuring services to the Company, (ii) assist the Company in the search for qualified executive management positions, (iii) act as financial advisor to the Company for its short term and long term needs, and
(iv) assist the Company in securing short term bridge financing of up to $600,000 ("Bridge Financing"), of which $382,000 was received through September 30, 2000 and the remaining amount was received during October, November and December, 2000. In connection with such services, Crestwood's President and Chief Executive Officer has agreed to serve as President of the Company and acting Chief Executive Officer until Crestwood succeeds in assisting the Company in finding a long term chief executive officer and two of Crestwood's officers, including its President will serve on the Board of Directors of the Company without compensation. Crestwood will be entitled to a consulting fee in the form of convertible preferred stock (the "Preferred Shares") equal to 25% of the issued and outstanding capital stock of the Company on a fully diluted basis. Each Preferred Share will be convertible into two shares of the Company's common stock. Crestwood will also receive registration rights with respect to the Preferred Shares and, for a period of 120 days from their issuance, Crestwood's percentage ownership interest in the Company, as reflected by the Preferred Shares, will not be further diluted pursuant to any issuances of securities by the Company.

     Under the terms of the Bridge Financing, the Company is offering Units, each consisting of (i) a convertible promissory note (the "Notes") in principal amount of $100,000 and (ii) a warrant to purchase 50,000 shares of the Company's common stock at an exercise price per share equal to 80% of the average closing bid price of the common stock for the five days preceding the date of exercise. The Notes are convertible at the option of the holder thereof into shares of common stock at the conversion price of $1.00 per share, and the shares issued upon conversion are entitled to piggyback registration rights for a period of two years from issuance.

     The Notes are due to mature on the first anniversary of their issuance and all principal and accrued profit on such Notes will become due and payable at such time. The Company and its subsidiaries have further agreed to grant the holders of the Notes a security interest in the Company's and subsidiaries' tangible personal property and trade secrets to secure repayment of the principal and accrued profit under the Notes. As of the balance sheet date, no warrants or convertible notes were issued.

     As a result of its inability to generate sufficient revenues from operations, the Company has been unable to pay salaries to certain of its officers and remaining employees. As of September 30, 2000 the Company had accrued and unpaid salaries and related expenses of approximately $260,000.

     The  Company's  capital  requirements  will  continue  to  be  significant.
Completion of the commercialization of the Company's technologies or any potential application of such technologies will require significant additional effort, resources and time including funding substantially greater than that which is otherwise currently available to the Company. Other than the Bridge Financing the Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Inflation

In recent years, until 1997, inflation in Israel has exceeded the devaluation of the NIS against the dollar. The rate of inflation in Israel for the years 1995 and 1996, was 8.1% and 10.6%, respectively, while the devaluation of the NIS against the dollar was 3.9% and 3.7%, respectively. This trend was reversed during the years 1997 and 1998, as the rate of inflation in Israel was 7.0% and 8.6%, respectively, while the rate of devaluation of the NIS against the dollar was 8.8% and 17.6%, respectively. In 1999, Israel experienced inflation at the rate of 1.3% as well as an almost unchanged rate of the dollar against the NIS. In 2000, as of December 13, 2000, the rate of inflation in Israel is approximately 1.5% and the rate of devaluation of the dollar against the NIS is approximately 1.2%.

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

     Net proceeds from the Offering were approximately $4,600,000. On July 8, 1998 (the closing date of the Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of September 30, 2000 the Company has applied the balance of net proceeds from the Offering as follows: (i) approximately $558,000 to market research and marketing activities; (ii) approximately $1,347,000 to research and development; (iii) approximately $60,000 to the repayment of a short term, non interest bearing loan incurred after March 31, 1998; (iv) approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; (v) approximately $1,496,000 for the purchase of equipment and machinery; and (vi) approximately $1,358,000 to working capital and general corporate purposes.

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

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the nine month period ended September 30, 2000.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of December` 2000.



                                         SCNV ACQUISITION CORP.
                                            (Registrant)


                                         ---------------------------------------
                                         Professor Herman Branover
                                         President and Chief Executive Officer


                                         ---------------------------------------
                                         Dr. Shaul Lesin
                                         EVP & CFO