Form 10QSB
period 2000-12-31
SCNV ACQUISITION CORP
filed 2001-03-09
CIK 1051934

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended DECEMBER 31, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]


       As of December 31, 2000 there were 2,082,088 shares of the issuer's
                            Common Stock outstanding

Transitional Small Business Disclosure Format (check one):
Yes [_]   No [X]

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 2000
                                   FORM 10-QSB

                                      INDEX


                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of December 31, 2000
         (Unaudited).........................................................  2

         Consolidated Statements of Operations
         For the three and six months ended December 31, 2000 and 1999
         (Unaudited).........................................................  3

         Consolidated Statement of Changes in Stockholders'
         Deficit for the six months ended December 31, 2000
         (Unaudited).........................................................  4

         Consolidated Statements of Cash Flows
         For the six months ended December 31, 2000 and 1999
         (Unaudited).........................................................  5

         Notes to Unaudited Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations ..........................................  9

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................... 18

Item 6.  Exhibits and Reports ............................................... 19

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

  ASSETS                                                                                  December 31,
                                                                                              2000
                                                                                          -----------
 CURRENT ASSETS
     Cash and cash equivalents                                                            $    10,514
     Inventory                                                                                 45,635
     Other receivables and prepaid expenses                                                    84,463
                                                                                          -----------
        Total current assets                                                                  140,612

 PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $242,907                                                                 1,255,445

OTHER ASSETS, net of amortization of $14,000                                                   16,000
                                                                                          -----------

        Total assets                                                                      $ 1,412,057

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
    Short-term borrowings                                                                 $   225,051
    Convertible debt, net of unamortized discount of $225,000                                 375,000

    Trade payables                                                                            122,591
                                                                                          -----------
    Sundry payables and accrued expenses                                                    1,250,697
                                                                                          -----------
        Total current liabilities                                                           1,973,339
                                                                                          -----------
  LONG TERM LIABILITIES
     Long term loan                                                                           200,000
     Accrued severance pay                                                                    164,938
                                                                                          -----------
        Total long term liabilities                                                           364,938
                                                                                          -----------
        Total liabilities                                                                   2,338,277
                                                                                          -----------
 SHAREHOLDERS' EQUITY (DEFICIT)
     Share capital
        Preferred stock $.01 par value, 1,000,000 shares authorized;
            none issued and outstanding
                                                                                          -----------
        Common stock $.01 par value, 10,000,000 shares authorized;
           2,082,088 shares issued and outstanding                                             20,821
     Additional paid-in-capital                                                             7,817,333
     Accumulated deficit                                                                   (8,764,374)
                                                                                          -----------
        Total shareholders' deficit                                                          (926,220)
                                                                                          -----------
        Total liabilities and shareholders' deficit                                       $ 1,412,057
                                                                                          ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 For the three months ended            For the six months ended
                                                                         December 31,                         December 31,
                                                                   2000               1999               2000                1999
                                                                   ----               ----               ----                ----
 REVENUES

    Sales                                                      $    46,824        $    32,400        $    78,644        $    81,591
                                                               -----------        -----------        -----------        -----------

COSTS AND EXPENSES

    Research and development costs                                  65,014            239,339            124,384            442,732
    Cost of merchandise purchased                                   35,387              6,586             60,576             52,887
    Marketing expenses                                              56,077            149,838            139,189            240,536
    General and administrative expenses                            291,807            200,912            448,889            474,034
                                                               -----------        -----------        -----------        -----------
        Total costs and expenses                                   448,285            596,675            773,038          1,210,189
                                                               -----------        -----------        -----------        -----------

        Operating Loss                                            (401,461)          (564,275)          (694,394)        (1,128,598)

FINANCING  EXPENSES NET                                            108,158             22,230            153,668             11,334
                                                               -----------        -----------        -----------        -----------

        Net loss                                               $  (509,619)       $  (586,505)       $  (848,062)       $(1,139,932)
                                                               ===========        ===========        ===========        ===========

Net loss per common share                                      $     (0.25)       $     (0.28)       $     (0.41)       $     (0.55)
                                                               ===========        ===========        ===========        ===========
Weighted average number of common
       shares outstanding, basic and diluted                     2,082,088          2,082,088          2,082,088          2,082,088
                                                               ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                            Number of       Share       Additional               Accumulated
                                                             Shares        Capital    Paid-In-Capital      Deficit           Total
                                                             ------        -------    ---------------      -------           -----
Balance as of July 1,2000                                   2,082,088      $20,821      $7,517,333       (7,916,312)      $(378,158)
      Warrants and beneficial conversion
      feature issued in connection with the
      issuance of convertible debt                                 --           --         300,000               --         300,000
       Net Loss                                                    --           --              --         (848,062)       (848,062)
                                                            ---------      -------      ----------      -----------       ---------

Balance as of December 31, 2000                             2,082,088      $20,821      $7,817,333      $(8,764,374)      $(926,220)
                                                            =========      =======      ==========      ===========       =========

The accompanying notes are an integral part of this consolidated financial statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the six         For the six
                                                                                     months ended        months ended
                                                                                     December 31,        December 31,
                                                                                         2000                1999
                                                                                     -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss                                                                         $  (848,062)        $(1,139,932)
    Adjustments to reconcile net loss to net cash used in operating activities           372,110            (278,430)
                                                                                     -----------         -----------
       Net cash used in operating activities                                            (475,952)         (1,418,362)
                                                                                     -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES

    Investment in fixed assets                                                            (2,060)           (267,315)

    Short-term investments, net                                                               --           1,127,166
                                                                                     -----------         -----------
       Net cash provide (used) in investing activities                                    (2,060)            859,851
                                                                                     -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES

    Share capital issuance                                                                    --                  --

    Short term borrowings, net                                                           474,695             139,672
                                                                                     -----------         -----------
       Net cash provided by financing activities                                         474,695             139,672
                                                                                     -----------         -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                     (3,317)           (418,839)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                      13,829             525,162
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $    10,512         $   106,323
                                                                                     ===========         ===========

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
    IN OPERATING ACTIVITIES
    Items not involving cash flows:
       Depreciation                                                                  $    30,050         $    31,189
       Amortization of debt discount                                                      75,000                  --
       Severance pay                                                                      20,494               8,537
    Changes in operating assets and liabilities:
       Increase (decrease) in receivable and prepaid expenses                                250             (34,112)
       Decrease (increase) in Inventory                                                    1,243             (17,877)
       Increase (decrease) in payables and accrued expenses                              245,073            (266,167)
                                                                                     -----------         -----------
                                                                                     $   372,110         $  (278,430)
                                                                                     ===========         ===========

    SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:
      Conversion of bridge loan into Convertible debt                                $   600,000         $        --
      Warrant and Beneficial Conversion Feature issued in connection
      with the issuance of convertible debt                                          $   300,000         $        --

The accompanying notes are an integral part of this consolidated financial statement.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


General

The financial statements as of December 31, 2000 and for the three and the six months ended December 31, 2000 and 1999 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The financial statements have been prepared in a manner consistent with the 10-KSB filed for the fiscal years ended June 30, 2000 and 1999 and should be read in connection with those financial statements. The unaudited consolidated statement of operations is not necessarily indicative of the results of operations for future periods.

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

Going Concern

The Company has incurred substantial operating losses and at December 31, 2000, has an accumulated deficit of approximately $8,764,374. The Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. The Company is continuing its efforts in research and development which will require substantial additional expenditures. As such, the Company's ability to continue as a going concern is dependent upon its ability to raise resources to finance its operations. This fact raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of recorded assets accounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 30, 2000, the Company entered into a Memorandum of Understanding  with

Crestwood Capital Group Corp. ("Crestwood"), whereby Crestwood has agreed to (i) provide management and restructuring services to the Company, (ii) assist the Company in the search for qualified executive management positions, (iii) act as financial advisor to the Company for its short term and long term needs, and
(iv)  assist  the  Company in  securing  short term  bridge  financing  of up to
$600,000 ("Bridge Financing") which was received through December, 2000. In connection with such services, Crestwood's President and Chief Executive Officer has agreed to serve as President of the Company and active Chief Executive Officer until Crestwood succeeds in assisting the Company in finding a long-term Chief Executive Officer and two of Crestwood's officers, including its
President, will serve on the Board of Directors of the Company without compensation. The search for a long-term chief executive officer was completed with the engagement of Mr. Samuel Dobner. Crestwood will be entitled to a consulting fee in the form of convertible preferred stock (the "Preferred Shares") equal to 25% of the issued and outstanding capital stock of the Company on a fully diluted basis.

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

The Notes are due to mature on the first anniversary of their issuance and bear interest at the rate of ten percent (10%) per annum. The Company and its subsidiaries have further agreed to grant the holders of the Notes a security interest in the Company's and subsidiaries' tangible personal property and trade secrets to secure repayment of the principal and accrued interest under the Notes. During the Quarter $600,000 Notes and warrants to purchase 300,000 shares of common stock of the Company were issued. In connection with such issuance, the Company recorded a debt discount of $300,000. This discount represents the warrants fair market value and the beneficial conversion feature embedded with the Notes. Such discount is being amortized over the term of the Notes (one year).

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

The Company is engaged in the commercial development of two technologies previously identified by Solmecs, namely (i) advanced bi-facial photovoltaic panels and (ii) monocrystals of silicon. In November 1998, Solmecs acquired certain materials, equipment and engineering services in order to establish a manufacturing facility in Israel for both one-sided and advanced bi-facial photovoltaic panels. The Company, however, will require additional funds, not currently available to the Company, to commence and maintain production. The Company, however, expects to continue to act, on a limited basis, as distributor of the Russian entity's photovoltaic panels.

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

The Company's capital requirements continue to be significant. The Company has incurred substantial operating losses and at December 31, 2000, had an accumulated deficit of approximately $8,764,374. Furthermore, the Company is not generating sufficient revenues from its operations to fund its activities and anticipates that it will continue to incur losses for some time. Consequently, the Company is dependent upon additional financing from third parties to continue its operations.

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

Arrangements with Crestwood.

On August 30, 2000, the Company entered into a Memorandum of Understanding with Crestwood Capital Group Corp. ("Crestwood"), whereby Crestwood agreed to provide management and restructuring services to the Company, assist in the search for qualified executive management, to act as financial advisor to the Company for its short term and long term needs and assisted the Company in securing short term bridge financing of $600,000 ("Bridge Financing"). In connection with such services, Crestwood's President and Chief Executive Officer agreed to serve as President of the Company and acting Chief Executive Officer until Crestwood succeeded in assisting the Company in finding a long term chief executive officer and two of Crestwood's officers, including its President will serve on the Board of Directors of the Company without compensation. The search for a long-term chief executive officer was completed with the engagement of Mr. Samuel Dobner, as described in more detail below. As compensation for its services, Crestwood will be entitled to a consulting fee in the form of convertible preferred stock (the "Preferred Shares") equal to 25% of the issued and outstanding capital stock of the Company on a fully diluted basis. Each Preferred Share will be convertible into two shares of the Company's common stock. Crestwood will also receive registration rights with respect to the Common Stock issuable upon conversion of the Preferred Shares. For a period of 120 days from their issuance, Crestwood's percentage ownership interest in the Company, as reflected by the Preferred Shares, will not be further diluted pursuant to any issuances of securities by the Company.

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

The Notes are due to mature on the first anniversary of their issuance and bear interest at the rate of ten percent (10%) per annum. The Company and its subsidiaries have further agreed to grant the holders of the Notes a security interest in the Company's and subsidiaries' tangible personal property and trade secrets to secure repayment of the principal and accrued interest under the Notes. During the Quarter $600,000 Notes and warrants to purchase 300,000 shares of common stock of the Company were issued. In connection with such issuance, the Company recorded a debt discount of $300,000. This discount represents the warrants fair market value and the beneficial conversion feature embedded with the Notes. Such discount is being amortized over the terms of the Notes (one year).

Changes in Management

The Company has made several management additions. The Board of Directors has engaged Mr. Samuel Dobner to serve as its President and chief executive officer, and two members of Crestwood, Mr. Zachary Liebman and Mr. Benjamin Sherr, have been invited to join the Board of Directors.

Samuel Dobner, age 52, the President & Chief Executive Officer of the Company, has more than 25 years of experience in business development, structuring, and managing multi-disciplinary enterprises. In the early 1980's, he served in key senior management positions with Union Carbide and Richardson Vicks (Baker Diagnostics) responsible for corporate development activities across a broad range of industries - synfuels, polysilicon, clinical diagnostic systems. In 1983, Mr. Dobner founded Source One what was to become a $22 million computer systems integrator servicing the Fortune 500 community. From 1996 until 1999 he served as President of News Alert, a US and Israeli based company that provided real-time news and market price data services to major Web sites. Mr. Dobner was instrumental in structuring and executing the sale of News Alert in 1999 at a $28 million valuation to a consortium of international investors. In 2000, Mr. Dobner formed Enginuity Ventures, a business and financial advisory firm to early stage high tech companies. Mr. Dobner holds a Ph.D. in Chemical Engineering from CUNY and is an honorary lifetime member of the New York Academy of Sciences. As compensation for the first six months of service, Mr. Dobner will receive, in lieu of salary, 400,000 shares of common stock of the Company.

Zachary Liebman, age 42, a director of the Company, is the founder of Crestwood Capital Group Corp., a consulting firm that assists emerging growth companies, public and private, in various areas such as capital raising, executive search, marketing strategies, mergers and acquisitions, and selling off unproductive divisions. He has served as President of Crestwood since 1997. From 1995 to 2001 Mr. Liebman was a limited partner in Win Capital Inc., which is a New York based brokerage firm, with which he held a brokerage license Series 7 and 63. From 1995 to1997, Mr. Liebman lived in Israel, where he founded and served as President of International Trading Corp., which imported top of the line baby carriages and juvenile products from Italy and the UK. Since 1998, Mr. Liebman also serves on the Board of Directors of Vicon Fiber Optics Corp. (VFOX), which is engaged in Fiber optics for the dental and medical Industries, and also has a novelty fiber optic lamp division.

Benjamin Sherr, age 41, a director of the Company, Mr. Sherr has served as a Director of Crestwood Capital Group Corp since 2000. From 1998-2000, Mr. Sherr served as President and CEO of Medical Technologies Group LLP, an international sales and distribution company of medical diagnostic equipment. In 1997, he served as director of product Development for a Shonfeld's, where he was responsible for purchasing raw materials and establishing off shore distribution outlets for merchandise seconds. From 1991 to 1996, Mr. Sherr served as president of Office Works/Design Center, a furniture/supply company he founded in 1991. From 1986-1991, Mr. Sherr held various positions with Olympia & York, commercial real estate company, calumniating in the management of "One World Financial Center," New York.

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

Results of Operations

The consolidated statement of operations and other financial and operating data for the three month periods ended December 31, 1999 and 2000 are derived from the unaudited financial statements of the Company included elsewhere herein.

Three Months Ended December 31, 2000 Compared with Three Months Ended December 31, 1999

     Sales. Sales increased to $46,824 for the three months ended December 31, 2000 as compared to $32,400 for the three months ended December 31, 1999. The increase was mainly attributable to the increase in sales of silicon ingots and wafers and to photovoltaic panels' sales.

     Research and Development Costs. Research and development and costs decreased by $174,325 or 72.84% to $65,014 for the three months ended December 31, 2000, as compared to $239,339 for the three months ended December 31, 1999. The decrease is mainly due to the postponement of most of the Company's research and development programs pending consummation of additional financing.

     Cost of Merchandise Purchased. Costs of merchandise purchased increased by $28,801 to $35,387 for the three months ended December 31, 2000, as compared to $6,586 for the three months ended December 31, 1999. The increase is mainly attributable to the increase in cash purchases of Silicon wafers.

     Marketing Expenses. Marketing expenses decreased by $93,761 or 62.57%, to $56,077 for the three months ended December 31, 2000, as compared to $149,838 for the three months ended December 31, 1999. This decrease is primarily attributable to the decrease in marketing personnel and the Company's lack of liquidity.

     General and Administrative Expenses. General and administrative expenses increased by $90,895 or 45.24%, to $291,807 for the three months ended December 31, 2000, as compared to $200,912 for the three months ended December 31, 1999. This increase is primarily attributable to the costs and expenses due to management fees incurred in the period ended December 31, 2000.

     Operating Loss. Operating loss decreased by $162,814 to $401,461 for the three months ended December 31, 2000, as compared to $564,275 for the three months ended December 31, 1999. The decrease in operating loss is primarily attributable to the aforementioned

     Financing Expenses, Net. Financing expenses were $108,158 for the three months ended December 31, 2000, as compared to financing expenses of $22,230 for the three months ended December 31, 1999, the increase is mainly due to the Bridge Financing costs, the interest paid by the Company on short-term borrowings and due to the amortization of the debt discount.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss was $509,619 ($0.25 per share) for the three months ended December 2000 as compared to $586,505 ($0.28 per share) for the three months ended December 31, 1999.

Six Months Ended December 31, 2000 Compared with Six Months Ended December 31, 1999

     Sales. Sales decreased to $78,644 for the six months ended December 31, 2000 as compared to $81,591 for the six months ended December 31, 1999. The decrease is mainly attributable to the decrease in sales of photovoltaic panels and electronic pocket dictionaries, according to the Company's decision to focus on the Silicon market.

     Research and Development Costs. Research and development and costs decreased by $318,348 or 71.91% to $124,384 for the six months ended December 31, 2000, as compared to $442,732 for the six months ended December 31, 1999. The decrease is mainly due to the postponement of most of the Company's research and development programs pending consummation of additional financing.

     Cost of Merchandise Purchased. Costs of merchandise purchased increased by $7,689 or 14.54% to $60,576 for the six months ended December 31, 2000, as compared to $52,887 for the six months ended December 31, 1999. The increase is mainly attributable to the increase in cash purchases of Silicon wafers.

     Marketing Expenses. Marketing expenses decreased by $101,347 or 42.13%, to $139,189 for the six months ended December 31, 2000, as compared to $240,536 for the six months ended December 31, 1999. This decrease is primarily attributable to the decrease in marketing personnel and the Company's lack of liquidity.

     General and Administrative Expenses. General and administrative expenses decreased by $25,145 or 5.30%, to $448,889 for the six months ended December 31, 2000, as compared to $474,034 for the six months ended December 31, 1999. This decrease is attributable to the Company's reducing its expenses.

     Operating Loss. Operating Loss decreased by $434,204 to $694,394 for the six months ended December 31, 2000, as compared to $1,128,598 for the six months ended December 31, 1999. The decrease in operating loss is solely attributable to the aforementioned.

     Financing Expenses, Net. Financing expenses were $153,668 for the six months ended December 31, 2000, as compared to financing expenses of $11,334 for the six months ended December 31, 1999, the increase is primarily due to the Bridge Financing costs, the interest paid on short term borrowings and due to the amortization of the debt discount.

     Net Loss and Net Loss Per Share. As a result of the foregoing, net loss was $848,062 ($0.41 per share) for the six months ended December 2000 as compared to $1,139,932 ($0.55 per share) for the six months ended December 31, 1999.

Liquidity and Capital Resources

As of December 31, 2000, the Company had a deficiency of working capital of $1,832,727 and an accumulated deficit of $8,764,374.

In March 2000, the Company entered into a preliminary investment agreement with Ana Portfolio Inc. ("Ana Portfolio") pursuant to which Ana Portfolio agreed to make an equity investment in the Company's subsidiaries. Pursuant to the agreement, Ana Portfolio provided the Company with short-term funding of approximately $500,000. Subsequent to such funding, however, Ana Portfolio notified the Company that it was not pursuing its investment in the subsidiaries. The preliminary investment agreement provided for the short term funding to bear interest at an annual rate of 6%, which is repayable on March 2001 (the "Ana Portfolio Debt").

On August 30, 2000, the Company entered into a Memorandum of Understanding  with

Crestwood Capital Group Corp. ("Crestwood"), whereby Crestwood has agreed to (i) provide management and restructuring services to the Company, (ii) assist the Company in the search for qualified executive management positions, (iii) act as financial advisor to the Company for its short term and long term needs, and
(iv) assist the Company in securing short term bridge financing of up to $600,000 ("Bridge Financing"), which was received through December 31, 2000. In connection with such services, Crestwood's President and Chief Executive Officer agreed to serve as acting President and Chief Executive Officer of the Company until Crestwood succeeded in assisting the Company in finding a long term chief executive officer, and two of Crestwood's officers, including its President will serve on the Board of Directors of the Company without compensation. The search for a long-term chief executive officer was completed with the engagement of Mr. Samuel Dobner, Crestwood will be entitled to a consulting fee in the form of convertible preferred stock (the "Preferred Shares") equal to 25% of the issued and outstanding capital stock of the Company on a fully diluted basis. Each Preferred Share will be convertible into two shares of the Company's common stock. Crestwood will also receive registration rights with respect to the Preferred Shares and, for a period of 120 days from their issuance, Crestwood's percentage ownership interest in the Company, as reflected by the Preferred Shares, will not be further diluted pursuant to any issuances of securities by the Company.

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

The Notes are due to mature on the first anniversary of their issuance and bear interest at the rate of ten percent (10%) per annum. The Company and its subsidiaries have further agreed to grant the holders of the Notes a security interest in the Company's and subsidiaries' tangible personal property and trade secrets to secure repayment of the principal and accrued interest under the Notes. During the Quarter $600,000 Notes and warrants to purchase 300,000 shares of common stock of the Company were issued. In connection with such issuance, the Company recorded a debt discount of $300,000. This discount represents the warrants fair market value and the beneficial conversion feature embedded with the Notes. Such discount is being amortized over the term of the Notes (one year).

As a result of its inability to generate sufficient revenues from operations, the Company has been unable to pay salaries to certain of its officers and remaining employees. As of December 31, 2000 the Company had accrued and unpaid salaries and related expenses of approximately $335,000.

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

Inflation

In recent years, until 1997, inflation in Israel has exceeded the devaluation of the NIS against the dollar. The rate of inflation in Israel for the years 1995 and 1996 was 8.1% and 10.6%, respectively, while the devaluation of the NIS against the dollar was 3.9% and 3.7%, respectively. This trend was reversed during the years 1997 and 1998, as the rate of inflation in Israel was 7.0% and 8.6%, respectively, while the rate of devaluation of the NIS against the dollar was 8.8% and 17.6%, respectively. In 1999, Israel experienced inflation at the rate of 1.3% as well as an almost unchanged rate of the dollar against the NIS. In 2000, as of December 31, 2000, the rate of inflation in Israel is 0% and the rate of devaluation of the dollar against the NIS is approximately 1.2%.

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

               Net proceeds from the Offering were approximately $4,600,000. On July 8, 1998 (the closing date of the Offering) the Company applied approximately $391,000 of net proceeds toward the repayment of indebtedness of Solmecs to a stockholder of the Company. The Company also repaid approximately $110,000 owed to such stockholder for monies advanced for pre-offering expenses. As of December 31, 2000 the Company has applied the balance of net proceeds from the Offering as follows: (i) approximately $558,000 to market research and marketing activities; (ii) approximately $1,347,000 to research and development;
          (iii) approximately $60,000 to the repayment of a short term, non interest bearing loan incurred after March 31, 1998; (iv)
          approximately $182,000 to repayment of an existing credit line facility, approximately $90,000 of which was incurred after March 31, 1998, and which allows for future borrowing by the Company; (v) approximately $1,496,000 for the purchase of equipment and machinery; and (vi) approximately $1,358,000 to working capital and general corporate purposes.

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

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                         None

               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company  during the nine month period ended December 31, 2000.

                     SCNV ACQUISITION CORP. AND SUBSIDIARIES

                                   SIGNATURES



                 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of March 2001.



                 SCNV ACQUISITION CORP.
                 (Registrant)


                 -----------------------------
                 Mr. Sam Dobner

                 Chief Executive Officer